Form 10QSB
period 2008-05-31
Suraj Ventures, Inc.
filed 2008-07-03
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-146791

SURAJ VENTURES, INC.
                                           (Exact name of small business issuer as specified in its charter)

Nevada	74-3207792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rhema House, 1032 Katkarwadi, Yari Road, Versove Andheri (W) Mumbai, India, 4000061
(Address of principal executive offices)

91 22 26398512
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ X ]   No   [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

June 30, 2008: 2,770,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at May 31, 2008 and August 31, 2007	4

	Statement of Operations For the three and nine months ended May 31, 2008 and May 31, 2007 and for the period January 18, 2007 (Date of Inception) to May 31, 2008	5

	Statement of Cash Flows For the nine months ended May 31, 2008 and for the period January 18, 2007 (Date of Inception) to May 31, 2007 and the period January 18, 2007 (Date of Inception) to May 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Suraj Ventures, Inc. (a pre-exploration stage company) at May 31, 2008 (with comparative figures as at August 31, 2007) and the statement of operations for the three and nine months ended May 31, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to May 31, 2008 and the statement of cash flows for the nine months ended May 31, 2008 and 2007 and May 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
May 31, 2008

Unaudited – Prepared by Management

	May 31, 2008	August 31, 2007
ASSETS

CURRENT ASSETS

Cash	$ 9,284	$ 36,097

Total Current Assets	$ 9,284	$ 36,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,975	$ 6,484
Accounts payable – related parties	6,287	6,037

Total Current Liabilities	11,262	12,521

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
2,770,000 shares issued and outstanding	2,770	2,770
Capital in excess of par value	60,930	47,880
Deficit accumulated during the pre-exploration stage	(65,678)	(27,074)

Total Stockholders’ (Deficiency) Equity	(1,978)	23,576

	$ 9,284	$ 36,097

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended May 31, 2008 and May 31, 2007 and for the period from January 18, 2007 (date of inception) to May 31, 2008

Unaudited – Prepared by Management

	Three months ended May 31, 2008	Three months ended May 31, 2007	Nine months ended May 31, 2008	January 18, 2007 (date of inception) to May 31, 2007	January 18, 2007 (date of inception) to May 31, 2008

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,550	-	4,650	-	8,475
Bank charges	21	-	105	-	277
Consulting	-	-	12,500	-	17,500
Exploration	-	-	5,000	-	10,000
Filing fees	-	-	5	-	222
Incorporation costs	-	-	-	820	820
Legal	-	-	2,500	-	4,344
Management fees	3,000	-	9,000	-	16,000
Office	39	-	440	-	486
Rent	900	-	2,700	-	4,800
Telephone	450	-	1,350	-	2,400
Transfer agent’s fees	-	-	354	-	354

NET LOSS FROM OPERATIONS	$(5,960)	$ ( -)	$ (38,604)	$ (820)	$(65,678)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,770,000	2,000,000	2,770,000	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2008 and for the period from January 18, 2007 (date of inception) to May 31, 2007 and for the period from January 18, 2007 (date of inception) to
 May 31, 2008

Unaudited – Prepared by Management

	Nine months ended May 31, 2008	From January 18, 2007 (date of inception) to May 31, 2007	From January 18, 2007 (date of inception) to May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (38,604)	$ (820)	$(65,678)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(1,509)	820	4,975
Capital contributions – expenses	13,050	-	23,200

Net Cash Provided (Used) in Operations	(27,063)	-	(37,503)
-
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	250	-	6,287

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	40,500

Net Increase (Decrease) in Cash	(26,813)	-	9,284

Cash at Beginning of Period	36,097	-	-

CASH AT END OF PERIOD	$ 9,284	$ -	$ 9,284

The accompanying notes are an integral part of these unaudited financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

Unaudited – Prepared by Management

1.           ORGANIZATION

The Company, Suraj Ventures, Inc., was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized common stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected August 31 as its fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

Unaudited – Prepared by Management

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On May 31, 2008 the Company had a net operating loss carry forward of $65,678 for income tax purposes.  The tax benefit of approximately $19,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

Unaudited – Prepared by Management

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

In March, 2007, the Company acquired the Arjun Gold Claim located in the Republic of India for the consideration of $5,000 including a geological report.  The Arjun Gold Claim is located 20 miles north of Kollam which is 50 miles north of the state capital of Thiruvanathapuram west of the Arabian Sea.  Under Indian law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

Unaudited – Prepared by Management

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 72% of the common stock issued and have made no interest, demand loans to the Company of $6,287 and have made contributions to capital of $23,200 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 8, 2007, Company completed a private placement consisting of 2,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $2,000.  On August 31, 2007, the Company completed a private placement of 770,000 common shares at $0.05 per share for a total consideration of $38,500.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussions should be read in conjunction with the information contained in the financial statements of Suraj Ventures, Inc. (“Suraj” or “we”) and the notes which form an integral part of the financial statements which are attached hereto.

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Arjun Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Since our business activity is related solely to the exploration and evaluation of the Arjun Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at May 31, 2008, we cash on hand of $9,284 but working capital of only $4,309, excluding amounts owed to related parties.   Unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months.  Accordingly, on April 15, 2008 we concluded a loan agreement with our President, described below, to ensure we will have adequate working capital for the coming twelve (12) months.  Nevertheless, our future financial success will be dependent on the success of the exploration work on the Arjun Claim   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$ 5,775	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	120
Exploration	5,000	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada
Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	17,110
Less: Cash on hand	9,284	Available working capital
Balance	($7,826)	Estimated cash shortfall after twelve (12) months

As indicated in the table above, the Company will require cash injections of approximately $8,000 to meet its basic anticipated expenses over the next twelve months. While we will make our best efforts to raise additional funds, we recognize we will have a working capital deficiency within the next twelve months if we are unable to do so.

Accordingly we have concluded an agreement with our President whereby he will, between now and February 28, 2009, make loan advances to the Company, not exceeding $17,500 to ensure we will have sufficient cash on hand over the coming twelve (12) months.

Without these funds, and absent our ability to raise working capital from other sources, we will have to go out of business.  See ‘Risk Factors.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Arjun Claim through joint venture arrangement or even the sale of part of the Arjun Claim.  Neither of these avenues has been pursued as of the date of this prospectus.

Our engineer has recommended a phased exploration program for the Arjun Claim.  However, we have funds available to undertake only a portion of Phase I work. We will have to raise additional funds to complete all recommended Phase I work.  We will be unable to complete all Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the geological mapping of our Phase I of the exploration program recommended by our engineer.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time. Unaffiliated independent contractors that we will hire will conduct the geological mapping work. The independent contractors will be responsible for surveying and exploration.  We may engage a geologist to assist in evaluating the information derived from the exploration including advising us on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on January 18, 2007.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from, for the period from the inception of our business on January 18, 2007 to May 31, 2008, of $65,678. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Arjun Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Eight months ended August  31, 2007 and Nine Months Ended May 31, 2008.

For the period from January 18, 2007 (date of inception) to May 31, 2008, we had a net loss of $65,678.   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 2,770,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses, which can be broken down as follows:

Expense	From Inception (January 18, 2007) to May 31, 2008	Description

Accounting and audit	$8,475	Preparation of working papers for submission to our independent accountants, and for their examination of the financial statements
Bank charges	277	Includes the cost of printing checks and deposit book.
Consulting fees	17,500
    The Company engaged the services of two consultants; one to prepare a legal opinion respecting the shares offered by a Form S-1 ($2,500); and the other to prepare a S-1 including obtaining the information required respecting our mineral property and other documents needed from India ($15,000).

Exploration	10,000	Represents the cost of acquiring the rights to the Arjun Gold Claim in India and an advance of $5,000 to our geologist on account of geological mapping program per the Parmar Report’s recommendations.
Filing fees	222	Cost of filing with the Secretary of State for Nevada.
Incorporation costs	820	Incorporation costs incurred for the company.
Legal	4,344	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	16,000
    The Company does not pay its directors or officers for the service they render to the Company.  Nevertheless, the Company realizes there is a cost in the directors and officers working on behalf of the Company and has accrued as an expense $1,000 each month commencing February 1, 2007 as management fee.   The offsetting credit is to Capital in Excess of Par Value on the Balance Sheet.   This amount will never be paid to the directors and officers in either cash or shares.

Office	486	General office and photocopy expenses.
Rent	4,800
    As with management fees, the Company accrues $300 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	2,400	As with management fees and rent, the Company accrues as an expense of $150 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	354

TOTAL	$65,678

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Arjun Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

We have advanced $5,000 to our geologist on account of our anticipated exploration expenditures on the Arjun Claim of approximately $10,000.  The figure of $10,000 represents the anticipated cost to us of completing geological mapping and other Phase I work recommended in the Parmar Report.  In order to complete all Phase I work (estimated to cost approximately $42,000) we will have to raise additional investment capital.  Our cash on hand, together with the $17,500 that may be advanced to Suraj by our President over the next twelve (12) months, after payment of budgeted ongoing administrative expenses of the Company, will allow us to allocate no more than an additional $10,000 (for an aggregate of $20,000) on Phase I exploration work.

Balance Sheet as at May 31, 2008

Total cash and cash equivalents, as at May 31, 2008, was $9,284.  Our working capital as at May 31, 2008 was $4,309; excluding amounts owed to related parties.

Our cash was derived from the completion of an initial seed capital offering on August 8, 2007 which raised $2,000 and a private placement on August 31, 2007 which raised a further $38,500, together with cash advances from directors totalling $6,287.  No revenue was generated during these periods.

Total shareholders’ equity (deficit) as at May 31, 2008 was ($1,978).  Total shares outstanding as at May 31, 2008 was 2,770,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in ‘Risk Factors’ noted below.

DESCRIPTION OF THE PROPERTY

Particulars of the Arjun Claim, our sole mineral property, together with issues we face in conducting exploration work on the property, follow.

Location and Access

The Arjun Claim is located approximately 101 kilometers (62.7 miles) north of Thiruvanathapuram, the capital of the State of Kerala, India.   The area covered by the Arjun Claim is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Thiruvanathapuram , and another nearby town, Kollam (only 30 kilometers/   miles south of the claim), provide all necessary amenities and supplies including, an experienced workforce,  fuel, helicopter services, hardware, drilling companies and assay services.  Access to the Arjun Claim is via government maintained all-weather road.   No water is required for the purposes of our planned exploration work.  No electrical power is required at this stage of exploration.  Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The claim covers low rounded mountainous terrain.  Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The area has a tropical and humid climate, with an oppressive summer and plentiful seasonal rainfall. The summer season, from March to May, is followed by the south west monsoon from June to September. The north east monsoon lasts from October to November.The general area experiences approximately 40 inches of precipitation annually of which 30 -35% may occur as snow equivalent.  The winter weather is generally moderate with cold spells and frequent warming trends. The summer weather could be described as variable, some dry and hot and some cool and wet.  The claim area is able to be worked essentially year round.

Property Geology

The principal bedded rocks for the area of Arjun Claim are Precambrian rocks that are exposed along a wide axial zone of a broad complex. In this region gold is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera.  The volcanic rocks are typically intruded with quartz veins that may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels.  Recent exploration in the area near the Arjun Claim has resulted in the discovery of gold occurrences in sheared gneissic rocks such as those found on our claim.

Previous Exploration

While several properties to the east of the Arjun Claim have recently been drilled by various mineral exploration companies, to our knowledge, based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Arjun Claim.   Our proposed work represents an exploratory search for minerals on the Arjun Claim.

We are encouraged by the fact that numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, including the Trivedi Gold Mine (approximately 25 kilometers/16miles to the west of our claim).

However, no assurance whatsoever can be given that any mineralization will be found on the Arjun Claim.

Proposed Exploration Work – Plan of Operation

Mr. Rakesh Parmar, P. Geol., authored the "Summary Of Exploration On The Arjun Property, Kollam, Kerala, India” dated April 25, 2007 (the “Parmar Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim.  Mr. Parmar is a registered Professional Geologist in good standing in the Geological Society of India. He is a graduate of the University of Queensland, Brisbane, Australia with a Bachelor of  Science (Hons., 1971) and a masters of Science (1978).   Mr. Parmar has practiced his profession as a geologist continuously since 1974.  He visited the area covered by our claim in April of 2007.

We must conduct exploration to determine what minerals exist, if any, on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Arjun Claim by commencing Phase I of the work recommended in the Parmar Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Arjun Claim, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Parmar Report recommends a numbers of steps in Phase I to properly evaluate the potential of the claim.  All Phase I work will include geological mapping, sampling and surveying (including whole rock chemical analysis) to define and enable interpretation and evaluation of a suitable diamond drill program.

We anticipate, based on the estimate contained in the Parmar Report, that Phase I work we will undertake with cash on hand will cost approximately $10,000 (Ind. Rs 400,000) and will consist, primarily, of geological mapping.  In February we advanced $5,000 to our geologist on account of this work, which he has indicated will be completed by the end of September 2008.

At this point we have funds available to complete only a portion of Phase I.  We will have to raise additional capital in order to carry out Phase I work in its entirety. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Suraj’s operations and liquidate our company.   See, particularly, ‘Risk Factors’.

There are no permanent facilities, plants, buildings or equipment on the Arjun Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business that is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and silver. Therefore, we will likely be able to sell any gold or silver that we are able to recover, in the event commercial quantities are discovered on the Arjun Claims.  There is no ore body on the Arjun Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Republic of India, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in India.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Suraj contained in this Form 10-QSB, you should consider many important factors in determining whether to purchase the shares being offered under our effective Form S-1 registration statement. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Suraj.

Risks Associated with our Company:

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2008 is $65,678.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property.

We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

Our ability to continue to operations may well depend upon the willingness of our President to continue providing us with working capital.

From inception, the Company has relied in part on cash advanced by our President in order to defray its expenses.  As of May 31, 2008 our President had loaned us $6,287.  He has agreed to advance the Company as much as $17,500 more cash over the coming twelve (12) months.  Without these advances (which do not bear interest and do not have any fixed terms of repayment; but they are repayable on demand) our Company may, if we are unable to raise working capital from any other source, be forced to go out of business. Furthermore, the loan advances made by our President are repayable on demand.  Should our President demand repayment of his loan advances we will, absent our ability to raise working capital from other sources, be forced to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Arjun Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

None of our management team has experience starting and operating a mineral exploration company, nor do they have training in these areas.  As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience.  Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Suraj.  We will have to hire professionals to undertake these filing requirements for Suraj and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months.  We are in the pre-exploration stage.  We need to raise additional capital to undertake Phase I, or any of Phase II, of our planned exploration activity.  If we are unsuccessful in raising addition funds, we will have to delay exploration or cease our exploration activity and go out of business, which will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations.  As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2008.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Arjun Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Arjun Claim without finding anything of value.  It is very likely the Arjun Claim does not contain any reserves so any funds spent on exploration will probably be lost.  No matter how much money is spent on the Arjun Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

 Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Arjun Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of India, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Arjun Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Arjun Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Arjun Claim is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Arjun Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Arjun Claim and seek another mineral property to develop, or cease operations altogether.

Both of our executive officers and directors reside in the Republic of India (“India”).   All of our assets are located within India.  It may not be possible for investors to affect service of process upon our directors and officers in India or to enforce any judgment obtained from non-Indian courts against them in India, or against our assets in India.

Attempts to serve process on Suraj or its officers and directors may be hampered because the company’s assets and management are physically located outside the United States.  Further, any judgments obtained against Suraj in a United  States court may not be recognized or enforceable in the courts of India, making it difficult or, as a practical matter, impossible to collect  on, or enforce, a U.S. Court’s judgment in India.

Our officers and directors own a substantial amount of our common stock and will have substantial influence over our operations.

Our directors and officers currently own 2,000,000 shares of common stock representing 72.2% of our outstanding shares.  Such directors and officers have registered for resale 200,000 of their shares under our effective Form S-1 registration statement.  Assuming that such directors and officers sell their 200,000 shares, they will still own 1,800,000 shares of common stock representing 65% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transaction without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   We have applied for a quotation on the OTCBB through a market maker but it might take six to nine months before approval if received, if it ever is.   We can not guarantee our shares will ever trade on any exchange or quotation system.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

 We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilutive effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilutive effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

 Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Suraj’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Suraj’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Suraj’s internal controls or in other factors that could materially affect Suraj’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Suraj or is a party or to which the Arjun Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended August 31, 2007.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

3.2	Articles of Incorporation (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No.333-146791)

3.3	By-laws (incorporated by reference from Suraj’s Registration Statement on FormS-1 filed on October 18, 2007, Registration No. 333-146791)

4	Stock Specimen (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007 Registration No. 333-146791)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURAJ VENTURES, INC.
(Registrant)

Date: July 2, 2008	SURJIT SINGH GILL
Chief Executive Officer, President and Director

Date: July 2, 2008	JOS D’SOUZA
Chief Financial Officer, Chief Accounting Officer, Secretary and Director