Form 10-K
period 2008-08-31
Suraj Ventures, Inc.
filed 2008-10-21
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended August 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-146791

SURAJ VENTURES, INC.
(Exact name of Company as specified in charter)

Nevada	74-3207792
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Rhema House, 1032 Katkarwadi, Yari Road Versove, Andheri (W) Mumbia, India	4000061
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 91 22 26398512

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Suraj was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]	No [ ]	(2)	Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Suraj’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K   [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Suraj.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2008, Suraj has 2,770,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Suraj Ventures, Inc. (“Suraj”) was incorporated on January 18, 2007 under the laws of the State of Nevada.   Suraj has no subsidiaries and no affiliated companies.  It has not been in bankruptcy, receivership or similar proceedings since its inception.  Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business.  Suraj’s executive offices are located at Rhema House, 1032 Katkarwadi, Yari Road, Versove, Andheri (W) Mumbai, India, 4000061 (Tel: 91 22 26398512).

Suraj is engaged in the exploration of a mineral claim known as the “Arjun Claim” (“Arjun”) located in the Republic of India.  Suraj is referred to as being in the “pre-exploration” stage by its auditors.  This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products.   Suraj is not in the development stage with regards to the Arjun mineral.   Suraj is purely an exploration company.

Suraj has no revenue to date from its exploration activities on the Arjun, and its ability to effect its plans for the future will depend on the availability of financing.   Such financing will be required to explore the Arjun to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Suraj anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Suraj will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Since Suraj became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by Suraj with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Suraj has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Suraj has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Suraj and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Suraj presently has minimal day-to-day operations; consisting mainly of performing exploration work on the Arjun claim and preparing the reports filed with the SEC as required.

Risk Factors

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Suraj contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares being offered under our effective Form S-1 registration statement. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Suraj.

Risks Associated with our Company:

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have only conducted limited exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2008 is $79,783.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

From inception, the Company has relied in part on cash advanced by our President in order to defray its expenses.  As of August 31, 2008 our President had loaned us $6,538.  He has agreed to advance the Company as much as $17,500 more cash over the coming twelve (12) months.  Without these advances (which do not bear interest and do not have any fixed terms of repayment; but they are repayable on demand) our Company may, if we are unable to raise working capital from any other source, be forced to go out of business. Furthermore, the loan advances made by our President are repayable on demand.  Should our President demand repayment of his loan advances we will, absent our ability to raise working capital from other sources, be forced to go out of business.

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Arjun, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our officers and directors do not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of our shareholders’ investment in our Company..

None of our management team has experience starting and operating a mineral exploration company, nor do they have training in these areas.  As a result their decisions and choices may not take into account standard managerial approaches mineral exploration companies commonly use. Consequently our ultimate financial success could suffer irreparable harm due to certain of management's lack of experience.  Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Suraj.  We will have to hire professionals to undertake these filing requirements for Suraj and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of our shareholders’ investment.

If we don't raise enough capital for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment in our Company.

We estimate that, with funding committed by our management combined with our cash on hand, we have sufficient cash to continue operations for twelve months.  We are in the pre-exploration stage.  We need to raise additional capital to undertake Phase I, or any of Phase II, of our planned exploration activity.  If we are unsuccessful in raising addition funds, we will have to delay exploration or cease our exploration activity and go out of business, which will result in the loss of our shareholders’ investment in our Company.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are a small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on the Arjun will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the Arjun into production including exploration preparation of production feasibility studies and construction of production facilities;

●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though the Arjun may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders will lose their investment.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President will be devoting only 15% of his time, approximately 24 hours per month, to our business.  Our Chief Financial Officer and Secretary-Treasurer will be devoting only approximately 10% of his time, or 16 hours per month to our operations.  As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake additional exploration activity in 2008.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Arjun, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Arjun without finding anything of value.  It is very likely the Arjun does not contain any reserves so any funds spent on exploration will probably be lost.  No matter how much money is spent on the Arjun, we might never be able to find a commercially viable ore reserve.

Even if the Arjun were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put the Arjun into production and you may lose your investment.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Arjun,  our sole property, does not have a known body of commercial ore. Should the Arjun be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of India, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Arjun. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

Even with positive results during exploration, the Arjun might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Arjun is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Arjun, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Arjun and seek another mineral property to develop, or cease operations altogether.

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

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   We have applied for a quotation on the OTCBB through a market maker but it might take six to nine months before approval if received, if it ever is.   We cannot guarantee our shares will ever trade on any exchange or quotation system.

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

 We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in Suraj being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilutive effect to our shareholders whereby their percentage ownership interest in Suraj is reduced.  The magnitude of this dilutive effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

ITEM 2. DESCRIPTION OF PROPERTY

Particulars of the Arjun, our sole mineral property, together with issues we face in conducting exploration work on the property, follow.

Location and Access

The Arjun is located approximately 101 kilometers (62.7 miles) north of Thiruvanathapuram, the capital of the State of Kerala, India.   The area covered by the Arjun is an active mineral exploration and development region with plenty of heavy equipment and operators available for hire. Thiruvanathapuram , and another nearby town, Kollam (only 30 kilometers/   miles south of the claim), provide all necessary amenities and supplies including, an experienced workforce,  fuel, helicopter services, hardware, drilling companies and assay services.  Access to the Arjun is via government maintained all-weather road.   No water is required for the purposes of our planned exploration work.  No electrical power is required at this stage of exploration.  Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

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

Property Geology

The principal bedded rocks for the area of the Arjun are Precambrian rocks that are exposed along a wide axial zone of a broad complex. In this region gold is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera.  The volcanic rocks are typically intruded with quartz veins that may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels.  Recent exploration in the area near the Arjun has resulted in the discovery of gold occurrences in sheared gneissic rocks such as those found on our claim.

Previous Exploration

While several properties to the east of the Arjun have recently been drilled by various mineral exploration companies, to our knowledge, based on examination by our geologist of available records, no detailed exploration has previously been undertaken on the area covered by the Arjun.   Our proposed work represents an exploratory search for minerals on the Arjun.

We are encouraged by the fact that numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, including the Trivedi Gold Mine (approximately 25 kilometers/16miles to the west of our claim).

However, no assurance whatsoever can be given that any mineralization will found on the Arjun.

Plan of Operation

Mr. Rakesh Parmar, P. Geol., authored the "Summary Of Exploration On The Arjun Property, Kollam, Kerala, India” dated April 25, 2007 (the “Parmar Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim.  Mr. Parmar is a registered Professional Geologist in good standing in the Geological Society of India. He is a graduate of the University of Queensland,, Brisbane, Australia with a Bachelor of  Science (Hons., 1971) and a masters of Science (1978).   Mr. Parmar has practiced his profession as a geologist continuously since 1974.  He visited the area covered by our claim in April of 2007.

We must conduct exploration to determine what minerals exist, if any, on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Arjun by commencing Phase I of the work recommended in the Parmar Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Arjun, our sole mineral property. Our planned Phase I work is exploratory in nature.

The Parmar Report recommends a numbers of steps in Phase I to properly evaluate the potential of the claim.  All Phase I work will include of geological mapping, sampling and surveying (including whole rock chemical analysis) to define and enable interpretation and evaluation of a suitable diamond drill program.

We anticipate, based on the estimate contained in the Parmar Report, that Phase I work we will undertake with cash on hand will cost approximately $10,000 (Ind. Rs 400,000) and will consist, primarily, of geological mapping.  In February we advanced $5,000 to our geologist on account of this work, which he has indicated will be completed by the end of September 2008.

At this point we have funds available to complete only a portion of Phase I.  We will have to raise additional capital in order to carry out Phase I work in its entirety. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Suraj’s operations and liquidate our company.   See, particularly, ‘Risk Factors’ page 5.

Exploration Work done on Arjun during 2008

During the year Suraj engaged the services of Naveen Geologists and Associates, Timarni – Bhopal, India, to undertake exploration work on the Arjun claim.   They undertook exploration work on the Arjun between March 20 to March 27, 2008.  Neveen Geologist’s report indicated the following.

“Once the standards and blanks had been selected, samples were sent to nine different laboratories in India that were experienced and would perform assays for the public at an agreed upon rate.   The laboratories were selected based on reputation, costs and the volume a particular laboratory could management at a single time.

Particular instances, saw fewer than three samples were sent to a laboratory due to their costs.  Other cases, more than one suite of the same samples were sent to some laboratories.   In all cases, our staff was solely responsible for the packing and transportation of samples of each laboratory.   All samples were wax sealed and hand delivered by our staff members or agents to the respective laboratories.

Each sample normally contained between 90 to 120 grams of material.  As standard fire assay uses about 30 grams, we believe this to be sufficient amount.   We further note that certain laboratories performed their gold and silver assays on a separate split from those analyzed for platinum and palladium.   Most of the laboratories we use conventional assaying methods and public catalogs of available assay services throughout the Indian sub-continent.   The said catalogs specify the minimum amount of material needed.   This usually does not exceed 90 grams.

Each laboratory received samples that were assigned alphanumeric codes.   Several different codes were utilized making it difficult to ascertain the actual origin of the samples.  This method also allowed our firm to keep track of each sample.   The submission of these samples were done in our usual way that assured the results reported would be the same as would be reported to any member of the public.

All assays resulted herein are reported in Troy ounces per ton.   Where we received results in parts per million (ppm) or parts per billion (ppb), we mathematically converted those results to Troy ounces per ton.

Because of the differing methods used by each laboratory and the wide disparity in precious metal concentrations reported, the results were not analyzed statistically.   Had this been done the results would have been of limited value.

Our analysis of the results from each of the nine laboratories of all of the samples provided from each grid reference of the Arjun Gold Claim were samples were provided from in conjunction with our usual analysis of the historical data available and other assays reports available from the Ministry of Mines of India, lead us to state as follows:

1.	That our testing of multiple grid references of the Arjun Gold Claim suggests a high likelihood and high probability of gold throughout the property.

2.	That further detailed testing be undertaken to verify our findings and to establish the areas of highest occurrence of mineralization.

3.	That our findings appear to be in concert with historical data contained in the annuals of the Ministry of Mines of India.

4.	That the results re-affirm that of your geologist report by Mr. Rakesh Parmer.

No material or major differences were noted in the results from the expected values.   Instances were notable differences were found were due to either contamination, poor technique, incorrect application of an otherwise proper technique, errors and/or incompetence.   In certain cases where unexpected results are provided by a laboratory, the cause may have been an internal calculation error that is easily corrected.   Laboratories were not contacted for clarification or correction in instances where the results they produced fell outside the expected range of results.

We further confirm that our results were reviewed by the Ministry of Mines of India.   Based on historical data in the annals; our results were confirmed and entered into the record of the public files at the Ministry of Mines of India in New Delhi, India and available to the public upon request.”

The results from the samples taken to the laboratories were as follows:

“Material Grid Ref. 2AB11:

Gold (Au)                      =   0.029 +/- 0.008 oz/ton (0.57 +/- 0.07 ppm)

Silver (Ag)                      =   0.03 +/- 0.06 oz/ton (2.0 +/- 1.4 ppm)

Material Grid Ref. 2AC12:

Gold (Au)                      =   0.369 +/- 0.005 oz/ton (7.12 +/- 0.28 ppm)

Silver (Ag)                      =   0.03 +/- 0.06 oz/ton (.86 +/- 1.15 ppm)

Material Grid Ref. 2AD13:

Gold (Au)                      =   0.032 +/- 0.003 oz/ton (0.483 +/- 0.092 ppm)

Platinum (Pt)                                =   0.334 +/- 0.068 oz/ton (11.3 +/- 1.95 ppm)

Palladium (Pd)  =   1.43 +/- 0.191 (29.1 +/- 4.06)”

There are no permanent facilities, plants, buildings or equipment on the Arjun.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business that is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and silver. Therefore, we will likely be able to sell any gold or silver that we are able to recover, in the event commercial quantities are discovered on the Arjun.  There is no ore body on the Arjun.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claim.  As in the past and in future exploration work on the Arjun, Naveen Geologists will determine the workers they require and hire them accordingly.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above, we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Other Mineral Properties

We have no mineral claims other than the Arjun.   Until such time as we determine there is no commercial viable mineralization on the Arjun we will concentrate our efforts on this claim.

The Company's Main Product

When we are fortunate enough to enter the stage of development of the Arjun the primary product will be the sale of minerals, both precious and commercial.  To date we have not done sufficient exploration activities to identify even a small ore reserve.   There may be no ore reserve on the Arjun and there maybe never will be.  Hence the selling of minerals may not be possible for us.

Investment Policies

Suraj does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by our Company.   Presently we do not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Suraj is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated for it or the Arjun.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Suraj has identified a market maker who has filed a Form 211 application to allow it to be quoted on the OTCBB.  There is no assurance that such a quotation will ever occur.  Since its inception, Suraj has not paid any dividends on its common stock, and Suraj does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2008 Suraj had 41 shareholders; two of these shareholders are an officers and directors of Suraj.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Suraj was incorporated on January 18, 2007 under the laws of the State of Nevada.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  The Company issued 2,000,000 common shares at a price of $0.001 per share to our two directors on August 8, 2007.  On August 31, 2007, we issued 770,000 common shares at a price of $0.05 per share to other investors.  As at August 31, 2008 there were a total of 2,770,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2008, we had cash of $6,513 and liabilities of $18,246.  The liabilities of $11,708 owed to general creditors are as follows: independent accountants – $2,500 for an opinion on the financial statements attached to this Form 10K; internal accountant - $9,095 for preparation of working papers, financial statements and edgarizing financial statements and other reports and; other accounts payable - $113.  The amount owed to related parties of $6,538 is non-interest bearing and has not fixed terms of repayment.  During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 8,725
Bank charges		127
Consulting	ii	12,500
Edgar filings	iii	3,045
Exploration expenses	iv	5,000
Filing fees and franchise taxes	v	280
Legal	vi	2,800
Management fees	vii	12,000
Office	viii	1,655
Rent	ix	3,600
Telephone	x	1,800
Transfer agent's fees and interest	xi	1,177
Total expenses		$ 52,709

i.
Suraj paid $500 each for November’s, February’s and May’s fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its financial statements and has accrued $2,500 for the examination of the August 31, 2008 financial statements.  In addition, the Company has accrued $1,050 each for its November’s, February’s and May’s working papers and financial statements for review by the independent accountants; also, $1,575 has been accrued for August 31, 2008 financial statements for submission to Madsen & Associates CPA’s Inc. for their opinion thereon.

ii.
We paid an independent consultant, DTDM Capital Management, the sum of $12,500 for the completion of a Form S-1 registration statement for filing with the SEC.  This registration statement is now effective.

iii	We have incurred edgar filing fees for the various filings of the S-1, Form 424 (b) (i), Form 8-A 12g, correspondence with the SEC and financial statements contained in our Form 10-Q.

iv.	As mentioned elsewhere in this Form 10-K, we engaged the services of Naveen Geologist to undertaken exploration work on the Arjun.

v.	To maintain Suraj in good standing with the State of Nevada we filed the Annual List of Officers and Directors and paid a fee to the SEC for filing the Form S-1 on their website.

vi.	Legal fees during the period was for a legal opinion on Exhibit 5 of the Form S-1 and a response letter to certain comments made by the SEC regarding our filing.

vii.
We do not compensate our directors for the service they perform for us since, at the present time Suraj does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition for the services performed by the directors and officers and therefore have accrued $1,000 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet.  The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

viii.	Office expenses comprised courier charges of $501, fax and photocopying charges of $303 and printing costs of $851.

ix.
Suraj does not incur any rental expense since it used the personal residence of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

x.
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $150 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

xi.
During the year we paid Action Stock Transfer Corporation $79 for acting as resident agent in Nevada (through Budget Advisory Services), $138 for our CUSIP number and $960 for the cost of issuance of our share certificates to our shareholders.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 8,725	$ 11,595	$ 20,320
Bank charges		125	-	125
Edgar filing fees	2	1,155	-	1,155
Exploration expenses	3	5,000	-	5,000
Filing fees and franchise taxes	4	250	-	250
Office	5	1,500	113	1,613
Transfer agent's fees	6	1,000	-	1,000
Estimated expenses		$ 17,755	$ 11,708	$ 29,463

No recognition has been given to management fees, rent or telephone since, at the present time, since these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2008	$ 1,050	$ 500	$ 1,550
Form 10Q - Feb 28, 2009	1,050	500	1,550
Form 10Q - May 31, 2009	1,050	500	1,550
Form 10K - Aug 31, 2009	1,575	2,500	4,075

	$ 4,725	$ 4,000	$ 8,725

2.
Edgar filing fees comprise the cost of filing the Forms 10K and various10Qs                on Edgar during the next fiscal year.  The Edgar fees for Form 10Qs is estimated at $262.50 and for the Form 10K is estimated at $367.50.

3.	To complete Phase I as recommended by Rakesh Parmar, Suraj will have to incur an additional $5,000 during the late fall of 2008 or early spring of 2009.

4. We will have to maintain Suraj in good standing in the State of Nevada by filing the Annual List of Officer and Directors with the Secretary of State.

5. Represents courier, fax and photocopying charges as well as office supplies.

6. Estimate of the fees to Action Stock Transfer Corporation during our next fiscal year.

Suraj will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Suraj does not expect to purchase or sell any plant or significant equipment during the next year.

Suraj does not expect any significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Suraj are included following the signature page to this Form 10K.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2008 and through the subsequent period to, to the best of Suraj's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Suraj’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Suraj’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c)) as of the date within 90 days of the filing of this annual report on Form 10K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Suraj’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10K was being prepared.

(b)           Changes in Internal Controls

There were no significant changes in Suraj’s internal controls or in other factors that could significantly affect Suraj’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2008, the name, age, and position of each executive officers and director and the term of office of each director of Suraj.

Name	Age	Position Held	Term as Director Since

Surjit Singh Gill	61	President and Director	2007

Jos D’Souza	65	Secretary Treasurer	2007

The directors of Suraj serve for a term of one year and until their successors are elected at Suraj’s Annual Shareholders’ Meeting and are qualified, subject to removal by Suraj’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of Suraj’s executive officers and directors.

SURJIT SINGH GILL has been the President and Director of the Company since inception on January 18, 2007.  Since his graduation from Merrut University with a Masters in English Literature (1973) Mr. Gill has been involved in the film and music industry in Mumbai, India.  Mr Gill owns and operates Karan Enterprises, an independent film production company as well as Gilson Audio, a Punjabi language record label operating its own recording studio, also based in Mumbai.

JOS D’SOUZA has been a director and Secretary Treasurer of the Company since inception as well.  After obtaining a diploma in accounting and bookkeeping in 1965 Mr. D’Souza has been employed continuously as an accountant/bookkeeper, first operating his own business and thereafter as a staff member of a number of businesses.  Since 1988 he has been employed with INOR Ophthalmic Organization.  He presently holds the position of Senior Administrator and is responsible for supervising internal accounting functions including payroll, collections and receivables management.

Neither of our officers and directors work full time for our company.  Surjit Singh Gill spends approximately 24 hours a month on administrative and accounting matters.  Because the Company intends to seek a quotation on the OTCBB in the near future Mr. Gill’s time on Suraj’s affairs is expected to continue at this pace for the foreseeable future. As Secretary Treasurer, Jos D’Souza spends approximately 16 hours per month on corporate matters.  It is anticipated Mr. D’Souza will continue at this pace.

Neither of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Surjit Singh Gill, our President and Chairman of the audit committee, and Jos D’Souza our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Mr. Gill nor Mr. D’Souza can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.  However the Company has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.
Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

Conflicts of Interest

Neither of our officers and directors is a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Suraj and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, in January 2007, a Code of Business Conduct and Ethics. Suraj’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Suraj and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, neither of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

General Philosophy

Suraj’s Board of Directors is responsible for establishing and administering its executive and directors’ compensation.  Currently, in light of the Suraj’s cash position and anticipated expenses in the near future, neither of the officers nor directors of Suraj are compensated.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the period from inception to August 31, 2008.

Summary Compensation Table
                                  Long Term Compensation
                Annual Compensation                                                                Awards                                        Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Surjit Singh Gill Principal Executive Officer, President and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Jos D’sSouza Principal Financial Officer, Secretary Treasurer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The directors have not received any compensation for the time spend on the affair of Suraj.  Nevertheless, Suraj does give recognition to the time spent by accruing as an expense each month a charge of $1,000 per month as management fees with an offsetting credit to “Capital in Excess of Par Value”.   The amount so accrued with not be pay in either cash or shares to the directors in the future.

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Suraj, with respect to any person named in Compensation Summary set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Suraj, or any change in control of Suraj, or a change in the person’s responsibilities following a change in control of Suraj.

Compliance with Section 16 (a) of the Exchange Act

Suraj knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Suraj registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  Other than those mentioned below, Suraj knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

Neither Surjit Singh Gill nor Jos D’Souza has filed as a reporting person as at August 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at October 1, 2008 the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Surjit Singh Gill Rhema House, 1032 Katkarwadi, Yari Road, VersovAndheri (W) Mumbai, India 4000061	1,500,000	54.15%

Common Stock	Jos D’Souza 2/32 Om Trimurti, Co-Operative Housing Society, Eastern Express Highway, Sion Trombay Road, Chunabhatti Sion, Mumbai, India, 40061	500,000	18.05%

Common Stock	Directors and Officers as a Group (2 persons)	2,000,000	72.2%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of October 1, 2008 there are a total of 2,770,000 shares of our common stock issued and outstanding.  Under our effective registration statement, we are registering for resale 970,000 restricted shares, being 35% of our issued shares leaving  shares being 65% of our shares, as ‘restricted shares’ under Rule 144:

Surjit Singh Gill	1,350,000 common shares

Jos D’ Souza	450,000 common shares

Total restricted shares	1,800,000 common shares

Under Rule 144, restricted shares may be resold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Suraj does not have any securities that are convertible into common stock.

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 2,770,000 shares are presently issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Transfer Agent

We have engaged the services of Action Stock Transfer Corporation, 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to act as transfer and registrar.

Market Information

At the present time, there is no established market price for our shares.

There are no shares have been offered pursuant to or underlying an employee benefit plan.  There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 1,800,000.   Share certificates representing these shares have been appropriately legend.

Holders

Including its two officers and directors, Suraj has 41 shareholders as at October 1, 2008.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On August 8, 2007 Suraj issued to (i) our President, Principal Executive Officer and Director, Surjit Singh Gill, 1,500,000 shares at the price of $0.001 per share for total consideration of $1,500; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, Jos D’Souza,  500,000 shares at the price of $0.001 per share for total consideration of $500.

The shares issued to Messrs. Gill and D’Souza were in consideration of their agreeing to take the initiative in developing and implementing the business plan of the Company, including, among other things, providing the initial seed capital to allow Suraj to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration, identifying investors and arranging for the initial private placement to enable the Company to implement its business plan.

By an agreement between the Company and our President Surjit Singh Gill dated April 15, 2008, Mr. Gill agreed to advance up to an additional $17,500 to Suraj over the coming twelve (12) months.  To date Mr. Gill has advanced $6,538 to the Company.  Loan advances do not bear interest and there are no fixed terms of repayment called for.  However, Mr. Gill may demand repayment, of his existing or future loan advances, at any time.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Suraj and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Suraj was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Suraj to own of record or beneficially more than 5% of any class of Suraj’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Suraj’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Suraj was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Suraj to own of record or beneficially more than 5% of the common shares of Suraj’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Suraj does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.

The following financial statements are included in this report:

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

3.2	Articles of Incorporation (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No.333-146791)

3.3	By-laws (incorporated by reference from Suraj’s Registration Statement on FormS-1 filed on October 18, 2007, Registration No. 333-146791)

4	Stock Specimen (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Suraj’s Registration Statement on Form S-1 filed on October 18, 2007 Registration No. 333-146791)

 (b)           Reports on Form 8-K

None during the current year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Suraj’s annual financial statements and the review included in Suraj’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $6,500.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Suraj’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

(4)           All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Suraj to make any pre-approval policies meaningful.  Once Suraj has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Suraj’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURAJ VENTURES, INC.
(Registrant)

By:     SURJIT SINGH GILL
            Surjit Singh Gill
            Chief Executive Officer,
            President and Director

October 20, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:     SURJIT SINGH GILL
            Surjit Singh Gill
            Chief Executive Officer,
            President and Director

October 20, 2008

By: JOS D’ SOUZA
Jos D’Souza
Chief Financial Officer,
Secretary Treasurer and Director

October 20, 2008

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Suraj Ventures, Inc.
Mumbai, India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Suraj Ventures, Inc. (pre- exploration stage company) at August 31, 2008 and 2007, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2008 and for the period from January 18, 2007 (date of inception) to August 31, 2007 and for the period January 18, 2007 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suraj Ventures, Inc. at August 31, 2008 and 2007, and the results of operations, and cash flows for the year ended August 31, 2008 and for the period from January 31, 2007 (date of inception) to August 31, 2007 and the period January 18, 2007 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
October 15, 2008

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	August 31, 2008	August 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 6,513	$ 36,097

Total Current Assets	$ 6,513	$ 36,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,708	$ 6,484
Accounts payable – related parties	6,538	6,037

Total Current Liabilities	18,246	12,521

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
2,770,000 shares issued and outstanding	2,770	2,770
Capital in excess of par value	65,280	47,880
Deficit accumulated during the pre-exploration stage	(79,783)	(27,074)

Total Stockholders’ Deficiency	(11,733)	23,576

	$ 6,513	$ 36,097

The accompanying notes are an integral part of these financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the year ended August 31, 2008 and for the period from January 18, 2007 (date of inception) to August 31, 2007 and for the period from January 18, 2007 (date of inception) to August 31, 2008

	For the year ended Aug 31, 2008	From January 18, 2007 (date of inception ) to Aug 31, 2007	From January 18, 2007 (date of inception) to Aug 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	5,000	5,000	10,000
Administrative	47,709	22,074	69,783

NET LOSS FROM OPERATIONS	$ (52,709)	$ (27,074)	$ 79,783

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.02)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,770,000	2,003,422

The accompanying notes are an integral part of these financial statements.

SURAJ VENTURES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 18, 2007 (date of inception) to August 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – August 8, 2007	2,000,000	2,000	-	-

Issuance of common shares for cash at $.05 – August 31, 2007	770,000	770	37,730

Capital contributions – expenses	-	-	10,150

Net operating loss for the period January 18, 2007 (date of Inception) to August 31, 2007	-	-	-	(27,074)

Balance as at August 31, 2007	2,770,000	2,770	47,880	(27,074)

Capital contributions – expenses	-	-	17,400	-

Net operating loss for the year ended August 31, 2008	-	-	-	(52,709)

Balance as at August 31, 2008	2,770,000	$ 2,770	$ 65,280	$ (79,783)

The accompanying notes are an integral part of these financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended August 31, 2008 and for the period from January 18, 2007 (date of inception) to August 31, 2007 and for the period from January 18, 2007 (date of inception) to August 31, 2008

	For the year ended Aug 31, 2008	From January 18, 2007 (date of inception) to Aug 31, 2007	From January 18, 2007 (date of inception) to Aug 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (52,709)	$(27,074)	$ (79,783)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	5,224	6,484	11,708
Capital contributions – expenses	17,400	10,150	27,550

Net Cash Provided (Used) in Operations	(30,085)	(10,440)	(40,525)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	501	6,037	6,538
Proceeds from issuance of common stock	-	40,500	40,500

	501	46,537	47,038

Net (Decrease) Increase in Cash	(29,584)	36,097	6,513

Cash at Beginning of Period	36,097	-	-

CASH AT END OF PERIOD	$ 6,513	$ 36,097	$ 6,513

The accompanying notes are an integral part of these financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On August 31, 2008 the Company had a net operating loss carry forward of $79,783 for income tax purposes.  The tax benefit of approximately $24,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2028.

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

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 72% of the common stock issued and have made no interest, demand loans to the Company of $6,538 and have made contributions to capital of $27,550 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 8, 2007, Company completed a private placement consisting of 2,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $2,000.  On August 31, 2007, the Company completed a private placement of 770,000 common shares at $0.05 per share for a total consideration of $38,500.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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