Form 10-Q
period 2008-11-30
Suraj Ventures, Inc.
filed 2009-01-12
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No   [ X ]

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

December 31, 2008: 2,770,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2008 and August 31, 2008	4

	Statement of Operations For the three months ended November 30, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to November 30, 2008	5

	Statement of Cash Flows For the three months ended November 30, 2008 and 2007 and for the period January 18, 2007 (Date of Inception) to November 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Suraj Ventures, Inc. (a pre-exploration stage company) at November 30, 2008 (with comparative figures as at August 31, 2008) and the statement of operations for the three months ended November 30, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to November 30, 2008 and the statement of cash flows for the three months ended November 30, 2008 and 2007 and for the period from January 18, 2007 (date of incorporation) to November 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

Unaudited – Prepared by Management

	November 30, 2008	August 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 2,463	$ 6,513

Total Current Assets	$ 2,463	$ 6,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,020	$ 11,708
Accounts payable – related parties	6,748	6,538

Total Current Liabilities	17,768	18,246

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
2,770,000 shares issued and outstanding	2,770	2,770
Capital in excess of par value	69,630	65,280
Deficit accumulated during the pre-exploration stage	(87,705)	(79,783)

Total Stockholders’ (Deficiency)	(15,305)	(11,733)

	$ 2,463	$ 6,513

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended November 30, 2008 and  2007 and for the period from January 18, 2007 (date of inception) to November 30, 2008

Unaudited – Prepared by Management

	Three months ended November 30, 2008	Three months ended November 30, 2007	January 18, 2007 (date of inception) to Nov. 30, 2008
REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,550	1,550	14,100
Bank charges	20	58	319
Consulting	-	7,500	17,500
Edgarizing	263	-	3,308
Exploration	-	-	10,000
Filing fees	-	5	496
Incorporation costs	-	-	820
Legal	-	2,500	4,644
Management fees	3,000	3,000	22,000
Office	210	104	1,911
Rent	900	900	6,600
Telephone	450	450	3,300
Transfer agent’s fees	1,530	-	2,707

NET LOSS FROM OPERATIONS	$ (7,923)	$ (16,067)	$ (87,705)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,770,000	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended November 30, 2008 and 2007 and for the period from January 18, 2007 (date of inception) to November 30, 2008

Unaudited – Prepared by Management

	Three months ended November 30, 2008	Three months Ended November 30, 2007	From January 18, 2007 (date of inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,923)	$ (16,067)	$(87,705)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(687)	(3,450)	11,020
Capital contributions – expenses	4,350	4,350	31,900

Net Cash Provided (Used) in Operations	(4,260)	(15,167)	(44,785)
-
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	210	104	6,748

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	40,500

Net Increase (Decrease) in Cash	(4,050)	(15,063)	2,463

Cash at Beginning of Period	6,513	36,097	-

CASH AT END OF PERIOD	$ 2,463	$ 21,034	$ 2,463

The accompanying notes are an integral part of these unaudited financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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
November 30, 2008

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

On November 30, 2008 the Company had a net operating loss carry forward of $87,705 for income tax purposes.  The tax benefit of approximately $26,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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
November 30, 2008

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
November 30, 2008

Unaudited – Prepared by Management

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 72% of the common stock issued and have made no interest, demand loans to the Company of $6,748 and have made contributions to capital of $31,900 in the form of expenses paid for the Company.

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

Since our business activity is related solely to the exploration and evaluation of the Arjun Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at November 30, 2008, we cash on hand of $2,463 but a working capital deficiency of $8,557, excluding amounts owed to related parties.   Unless we raise additional funds, we will be faced with a larger working capital deficiency by no later than the end of the next twelve months.  Accordingly, on April 15, 2008 we concluded a loan agreement with our President, described below, to ensure we will have adequate working capital for the coming twelve (12) months.  Nevertheless, our future financial success will be dependent on the success of the exploration work on the Arjun Claim   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$ 5,775	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	120
Edgarizing	1,200	Fees to our accountant for filing the financial statements on Edgar
Exploration	5,000	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada
Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,310
Less: Cash on hand	2,463	Available working capital
Balance	($15,847)	Estimated cash shortfall after twelve (12) months

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

Without these funds, and absent our ability to raise working capital from other sources, we will have to go out of business.  See ‘Risk Factors’.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from, for the period from the inception of our business on January 18, 2007 to November 30, 2008, of $87,705. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Arjun Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Three months ended November 30, 2008

For the period from January 18, 2007 (date of inception) to November 30, 2008, we had a net loss of $87,705.   This represents a net loss of $0.03 per share for the period based on a weighted average number of shares outstanding of 2,770,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses, which can be broken down as follows:

Expense	From Inception (January 18, 2007) to Nov. 30, 2008	Description

Accounting and audit	$14,100	Preparation of working papers for submission to our independent accountants, and for their examination of the financial statements
Bank charges	319	Includes the cost of printing checks and deposit book.
Consulting fees	17,500
    The Company engaged the services of two consultants; one to prepare a legal opinion respecting the shares offered by a Form S-1 ($2,500); and the other to prepare a S-1 including obtaining the information required respecting our mineral property and other documents needed from India ($15,000).

Edgarizing	3,308	Preparation of financial statements for filing on Edgar with the SEC
Exploration	10,000	Represents the cost of acquiring the rights to the Arjun Gold Claim in India and an advance of $5,000 to our geologist on account of geological mapping program per the Parmar Report’s recommendations.
Filing fees	496	Cost of filing with the Secretary of State for Nevada.
Incorporation costs	820	Incorporation costs incurred for the company.
Legal	4,644	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	22,000
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

Office	1,911	General office and photocopy expenses.
Rent	6,600
    As with management fees, the Company accrues $300 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,300	As with management fees and rent, the Company accrues as an expense of $150 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	2,707

TOTAL	$87,705

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

Balance Sheet as at November 30, 2008

Total cash and cash equivalents, as at November 30, 2008, was $2,463.  Our working capital as at November 30, 2008 was $8,557; excluding amounts owed to related parties.

Our cash was derived from the completion of an initial seed capital offering on August 8, 2007 which raised $2,000 and a private placement on August 31, 2007 which raised a further $38,500, together with cash advances from directors totalling $6,748.  No revenue was generated during these periods.

Total shareholders’ equity (deficit) as at November 30, 2008 was ($15,305).  Total shares outstanding as at November 30, 2008 was 2,770,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described  in ‘Risk Factors’ noted below.

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

The Parmar Report recommends a number of steps in Phase I to properly evaluate the potential of the claim.  All Phase I work will include geological mapping, sampling and surveying (including whole rock chemical analysis) to define and enable interpretation and evaluation of a suitable diamond drill program.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of our potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2008 is $87,705.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

Our ability to continue our operations may well depend upon the willingness of our President to continue providing us with working capital.

From inception, the Company has relied in part on cash advanced by our President in order to defray its expenses.  As of November 30, 2008 our President had loaned us $6,748.  He has agreed to advance the Company as much as $17,500 more cash over the coming twelve (12) months.  Without these advances (which do not bear interest and do not have any fixed terms of repayment; but they are repayable on demand) our Company may, if we are unable to raise working capital from any other source, be forced to go out of business. Furthermore, the loan advances made by our President are repayable on demand.  Should our President demand repayment of his loan advances we will, absent our ability to raise working capital from other sources, be forced to go out of business.

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

Our directors and officers currently own 2,000,000 shares of common stock representing 72.2% of our outstanding shares.  Such directors and officers have registered for resale 200,000 of their shares under our effective Form S-1 registration statement.  Assuming that such directors and officers sell their 200,000 shares, they will still own 1,800,000 shares of common stock representing 65% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.   We have applied for a quotation on the OTCBB through a market maker but it might take six to nine months before approval is received, if it ever is.   We can not guarantee our shares will ever trade on any exchange or quotation system.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Suraj’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Suraj’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

There has been no change in our securities since the fiscal year ended August 31, 2008.

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

SURAJ VENTURES, INC.
(Registrant)

Date: January 12, 2009	SURJIT SINGH GILL
Chief Executive Officer, President and Director

Date: January 12, 2009	JOS D'SOUZA
Chief Financial Officer, Chief Accounting Officer, Secretary and Director