Form 10-Q
period 2009-02-28
Suraj Ventures, Inc.
filed 2009-03-20
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                Accelerated filer                    [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2009: 2,770,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2009 and August 31, 2008	4

	Statement of Operations For the three and six months ended February 28, 2009 and February 29, 2008 and for the period January 18, 2007 (Date of Inception) to February 28, 2009	5

	Statement of Cash Flows For the six months ended February 28, 2009 and February 29, 2008 and for the period January 18, 2007 (Date of Inception) to February 28, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	17

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Suraj Ventures, Inc. (a pre-exploration stage company) at February 28, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and six months ended February 28, 2009 and February 29, 2008 and for the period from January 18, 2007 (date of incorporation) to February 28, 2009 and the statement of cash flows for the six months ended February 28, 2009 and February 29, 2008 and for the period from January 18, 2007 (date of incorporation) to February 28, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

Unaudited – Prepared by Management

	Feb. 28, 2009	August 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 1,424	$ 6,513

Total Current Assets	$ 1,424	$ 6,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,520	$ 11,708
Accounts payable – related parties	6,798	6,538

Total Current Liabilities	19,318	18,246

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
2,770,000 shares issued and outstanding	2,770	2,770
Capital in excess of par value	73,980	65,280
Deficit accumulated during the pre-exploration stage	(94,644)	(79,783)

Total Stockholders’ (Deficiency)	(17,894)	(11,733)

	$ 1,424	$ 6,513

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended February 28, 2009 and February 29, 2008 and for the period from January 18, 2007 (date of inception) to February 28, 2009

Unaudited – Prepared by Management

	Three months ended February 28, 2009	Three months ended February 29, 2008	Six months ended February 28, 2009	Six months ended February 29, 2008	January 18, 2007 (date of inception) to February 28, 2009
REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,550	1,550	3,100	3,100	15,650
Bank charges	20	26	40	85	339
Consulting	-	5,000	-	12,500	17,500
Edgarizing	263	-	525	-	3,570
Exploration	-	5,000	-	5,000	10,000
Filing fees	-	-	-	5	497
Incorporation costs	-	-	-	-	820
Legal	-	-	-	2,500	4,643
Management fees	3,000	3,000	6,000	6,000	25,000
Office	237	297	447	400	2,149
Rent	900	900	1,800	1,800	7,500
Telephone	450	450	900	900	3,750
Transfer agent’s fees	519	354	2,049	354	3,226

NET LOSS FROM OPERATIONS	$ (6,939)	$(16,577)	$ (14,861)	$ (32,644)	$(94,644)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,770,000	2,770,000	2,770,000	2,770,000

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended February 28, 2009 and February 29, 2008 and for the period from January 18, 2007 (date of inception) to February 28, 2009

Unaudited – Prepared by Management

	Six months ended February 28, 2009	Six months ended February 29, 2008	From January 18, 2007(date of inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,861)	$ (32,644)	$ (94,644)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	812	(2,210)	12,520
Capital contributions – expenses	8,700	8,700	36,250

Net Cash Provided (Used) in Operations	(5,349)	(26,154)	(45,874)
-
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	260	211	6,798
Proceeds from issuance of common stock	-	-	40,500
	260	211	47,298

Net Increase (Decrease) in Cash	(5,089)	(25,943)	1,424

Cash at Beginning of Period	6,513	36,097	-

CASH AT END OF PERIOD	$ 1,424	$ 10,154	$ 1,424

The accompanying notes are an integral part of these unaudited financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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
February 28, 2009

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

On February 28, 2009 the Company had a net operating loss carry forward of $94,644 for income tax purposes.  The tax benefit of approximately $28,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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
February 28, 2009

Unaudited – Prepared by Management

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 72% of the common stock issued and have made no interest, demand loans to the Company of $6,798 and have made contributions to capital of $36,250 in the form of expenses paid for the Company.

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

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Arjun Claim other than a mapping program for $5,000.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Since our business activity is related solely to the exploration and evaluation of the Arjun Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at February 28, 2009, we cash on hand of $1,424 but a working capital deficiency of $17,894 excluding amounts owed to related parties.   Unless we raise additional funds, we will be faced with a larger working capital deficiency by no later than the end of the next twelve months.  Accordingly, on April 15, 2008 we concluded a loan agreement with our President, described below, to ensure we will have adequate working capital for the coming twelve (12) months.  Nevertheless, our future financial success will be dependent on the success of the exploration work on the Arjun Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$ 5,775	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	120
Edgarizing	1,200	Fees to our accountant for filing the financial statements on Edgar
Exploration	5,000	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada
Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	18,310
Accounts payable	12,520	Due to creditors as at February 28, 2009
	30,830
Less: Cash on hand	(1,424)
Balance	($29,406)	Estimated cash shortfall after twelve (12) months

As indicated in the table above, the Company will require cash injections of approximately $30,000 to meet its basic anticipated expenses over the next twelve months. While we will make our best efforts to raise additional funds, we recognize we will have a working capital deficiency within the next twelve months if we are unable to do so.

Accordingly we have concluded an agreement with our President whereby he will, between now and February 28, 2009, make loan advances to the Company, not exceeding $17,500 to ensure we will have sufficient cash on hand over the coming twelve (12) months to meet our immediate liabilities. To date, our President has only advanced $6,798 but will continue to advance funds as required and needed by the Company.

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

We may attempt to interest other companies to undertake exploration work on the Arjun Claim through joint venture arrangement or even the sale of part of the Arjun Claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on January 18, 2007.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to price and cost increases in services.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to February 28, 2009, of $94,644. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Arjun Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – six months ended February 28, 2009

For the period from January 18, 2007 (date of inception) to February 28, 2009, we had a net loss of $94,644.   This represents a net loss of $0.03 per share for the period based on a weighted average number of shares outstanding of 2,770,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, accruing management fees and general office expenses, which can be broken down as follows:

Expense	From Inception (January 18, 2007) to Feb. 28, 2009	Description

Accounting and audit	$15,650	Preparation of working papers for submission to our independent accountants, and for their examination of the financial statements
Bank charges	339	Includes the cost of printing checks and monthly charges.
Consulting fees	17,500
    The Company engaged the services of two consultants; one to prepare a legal opinion respecting the shares offered by a Form S-1 ($2,500); and the other to prepare a S-1 including obtaining the information required respecting our mineral property and other documents needed from India ($15,000).

Edgarizing	3,570	Filing of all documents with the SEC.
Exploration	10,000	Represents the cost of acquiring the rights to the Arjun Gold Claim in India and an advance of $5,000 to our geologist on account of geological mapping program per the Parmar Report’s recommendations.
Filing fees	497	Cost of filing with the Secretary of State for Nevada.
Incorporation costs	820	Incorporation costs incurred for the company.
Legal	4,644	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	25,000
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

Office	2,148	General office and photocopy expenses.
Rent	7,500
    As with management fees, the Company accrues $300 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	3,750	As with management fees and rent, the Company accrues as an expense of $150 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	3,226	Issuance of share certificates, annual fees and other charges such as obtaining stockholders’ reports.

TOTAL	$94,644

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Arjun Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

We have advanced $5,000 to our geologist on account of our anticipated exploration expenditures on the Arjun Claim of approximately $10,000.  The figure of $10,000 represents the anticipated cost to us of completing geological mapping and other Phase I work recommended in the Parmar Report.  In order to complete all Phase I work (estimated to cost approximately $42,000) we will have to raise additional investment capital.  Our cash on hand, together with the $17,500 that may be advanced to Suraj by our President over the next twelve (12) months, after payment of budgeted ongoing administrative expenses of the Company, will not allow us to allocate the balance of funds required on Phase I exploration work.

Balance Sheet as at February 28, 2009

Total cash and cash equivalents, as at February 28, 2009, was $1,424.  Our working capital as at February 28, 2009 was $17,894; including amounts owed to related parties.

Our cash was derived from the completion of an initial seed capital offering on August 8, 2007 which raised $2,000 and a private placement on August 31, 2007 which raised a further $38,500, together with cash advances from directors totalling $6,748.  No revenue was generated during these periods.

Total shareholders’ equity (deficit) as at February 28, 2009 was ($17,894).  Total shares outstanding as at February 28, 2009 was 2,770,000.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 1,800,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are quoted on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Arjun Gold claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T.                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

While we were incorporated in 2007, we have not yet conducted any exploration activities other than a mapping program.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2009 is $94,644.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

From inception, the Company has relied in part on cash advanced by our President in order to defray its expenses.  As of February 28, 2009 our President had loaned us $6,798.  He has agreed to advance the Company as much as $17,500 more cash over the coming twelve (12) months.  Without these advances (which do not bear interest and do not have any fixed terms of repayment; but they are repayable on demand) our Company may, if we are unable to raise working capital from any other source, be forced to go out of business. Furthermore, the loan advances made by our President are repayable on demand.  Should our President demand repayment of his loan advances we will, absent our ability to raise working capital from other sources, be forced to go out of business.

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

SURAJ VENTURES, INC.
(Registrant)

Date: March 19, 2009	SURJIT SINGH GILL
Chief Executive Officer, President and Director

Date: March 19, 2009	JOS D’SOUZA
Chief Financial Officer, Chief Accounting Officer, Secretary and Director