Form 10-Q
period 2009-05-26
Suraj Ventures, Inc.
filed 2009-06-10
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 15, 2009: 2,770,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at May 31, 2009 and August 31, 2008	4

	Statement of Operations For the three and nine months ended May 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to May 31, 2009	5

	Statement of Cash Flows For the nine months ended May 31, 2009 and 2008 and for the period January 18, 2007 (Date of Inception) to May 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	16

ITEM 4.	Controls and Procedures	16

ITEM 4T.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Suraj Ventures, Inc. (a pre-exploration stage company) at May 31, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and nine months ended May 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to May 31, 2009 and the statement of cash flows for the nine months ended May 31, 2009 and 2008 and for the period from January 18, 2007 (date of incorporation) to May 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

Unaudited – Prepared by Management

	May 31, 2009	August 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 904	$ 6,513

Total Current Assets	$ 904	$ 6,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,833	$ 11,708
Accounts payable – related parties	6,829	6,538

Total Current Liabilities	20,662	18,246

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
2,770,000 shares issued and outstanding	2,770	2,770
Capital in excess of par value	78,330	65,280
Deficit accumulated during the pre-exploration stage	(100,858)	(79,783)

Total Stockholders’ (Deficiency)	(19,758)	(11,733)

	$ 904	$ 6,513

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended May 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to May 31, 2009

Unaudited – Prepared by Management

	Three months ended May 31, 2009	Three months ended May 31, 2008	Nine months ended May 31, 2009	Nine months ended May 31, 2008	January 18, 2007 (date of inception) to May 31, 2009

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,550	1,550	4,650	4,650	17,200
Bank charges	20	21	60	105	359
Consulting	-	-	-	12,500	17,500
Edgarizing	262	-	788	-	3,833
Exploration	-	-	-	5,000	10,000
Filing fees	-	-	-	5	497
Incorporation costs	-	-	-	-	820
Legal	-	-	-	2,500	4,643
Management fees	3,000	3,000	9,000	9,000	28,000
Office	31	39	478	440	2,180
Rent	900	900	2,700	2,700	8,400
Telephone	450	450	1,350	1,350	4,200
Transfer agent’s fees	-	-	2,049	354	3,226

NET LOSS FROM OPERATIONS	$ (6,213)	$ (5,960)	$ (21,075)	$ (38,604)	$ (100,858)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,770,000	2,770,000	2,770,000	2,770,000

The accompanying notes are an integral part of these unaudited financial statements.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to May 31, 2009

Unaudited – Prepared by Management

	Nine months ended May 31, 2009	Nine months ended May 31, 2008	From January 18, 2007 (date of inception) to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,075)	$ (38,604)	$ (100,858)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,125	(1,509)	13,833
Capital contributions – expenses	13,050	13,050	40,600

Net Cash Provided (Used) in Operations	(5,900)	(27,063)	(46,425)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	291	250	6,829
Proceeds from issuance of common stock	-	-	40,500

Cash Flows from Financing Activities	291	250	47,329

Net increase (Decrease) in Cash	(5,609)	(26,813)	904

Cash at Beginning of Period	6,513	36,097	-

CASH AT END OF PERIOD	$ 904	$ 9,284	$ 904

The accompanying notes are an integral part of these unaudited financial statements

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

On May 31, 2009 the Company had a net operating loss carry forward of $100,858 for income tax purposes.  The tax benefit of approximately $30,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2029.

SURAJ VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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
May 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 73% of the common stock issued and have made no interest, demand loans to the Company of $6,829 and have made contributions to capital of $40,600 in the form of expenses paid for the Company.

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

Since our business activity is related solely to the exploration and evaluation of the Arjun Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at May 31, 2009, we cash on hand of $904 but a working capital deficiency of $19,758 excluding amounts owed to related parties.   Unless we raise additional funds, we will be faced with a larger working capital deficiency by no later than the end of the next twelve months.  Accordingly, on April 15, 2008 we concluded a loan agreement with our President, described below, to ensure we will have adequate working capital for the coming twelve (12) months.  Nevertheless, our future financial success will be dependent on the success of the exploration work on the Arjun Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in India and foreign exchange rates.

Our capital commitments for the next twelve months consist of expenses associated with the undertaking of our planned exploration work and other corporate expenses detailed below:

Expenses	Amount	Description

Accounting	$ 4,725	Fees to our accountant for preparing the quarterly and annual working papers for the financial statements.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Bank charges	120
Edgarizing	1,200	Fees to our accountant for filing the financial Statements on Edgar
Exploration	5,000	Completion of Geological mapping
Filing fees	215	Annual fee to the Secretary of State for Nevada
Office & miscellaneous	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	17,260
Accounts payable	13,833	Due to creditors as at May 31, 2009
	31,093
Less: Cash on hand	(904)	Available cash on hand
Balance	$30,189	Estimated cash shortfall after twelve (12) months

As indicated in the table above, the Company will require cash injections of approximately $30,000 to meet its basic anticipated expenses over the next twelve months. While we will make our best efforts to raise additional funds, we recognize we will have a working capital deficiency within the next twelve months if we are unable to do so.

Accordingly we have concluded an agreement with our President whereby he will, between now and later part of this year, make loan advances to the Company, not exceeding $17,500, to ensure we will have sufficient cash on hand over the coming twelve (12) months to meet our immediate liabilities.  This will not be sufficient to cover all our liabilities as indicated above.  To date, our President has only advanced $6,829 but will continue to advance funds as required and needed by the Company.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on January 18, 2007 to May 31, 2009, of $100,858. We did not earn any revenues during the aforementioned period.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Arjun Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – nine months ended May 31, 2009

For the period from January 18, 2007 (date of inception) to May 31, 2009, we had a net loss of $100,858.   This represents a net loss of $0.04 per share for the period based on a weighted average number of shares outstanding of 2,770,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing the company, undertaking audits, accruing management fees and general office expenses, which can be broken down as follows:

Expense	From Inception (January 18, 2007) to May 31, 2009	Description

Accounting and audit	$17,200	Preparation of working papers for submission to our independent accountants, and for their examination of the financial statements
Bank charges	359	Includes the cost of printing checks and monthly charges.
Consulting fees	17,500
    The Company engaged the services of two consultants; one to prepare a legal opinion respecting the shares offered by a Form S-1 ($2,500); and the other to prepare a S-1 including obtaining the information required respecting our mineral property and other documents needed from India ($15,000).

Edgarizing	3,833	Filing of all documents required to be filed with the SEC.
Exploration	10,000	Represents the cost of acquiring the rights to the Arjun Gold Claim in India and an advance of $5,000 to our geologist on account of geological mapping program per the Parmar Report’s recommendations.
Filing fees	497	Cost of filing with the Secretary of State for Nevada.
Incorporation costs	820	Incorporation costs incurred for the company.
Legal	4,643	Legal costs were incurred by an attorney to notarize certain corporate documents and to assist in the preparation of the documents to open a bank account for the Company.
Management fees	28,000
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

Office	2,180	General office and photocopy expenses.
Rent	8,400
    As with management fees, the Company accrues $300 a month as a rent expense even though it does not have its own office.   It does use the office premises of its President and therefore realizes there should be a cost attached thereto although the Company is not required and will not to pay any cash for such use.   The offsetting credit is to Capital in Excess of Par Value.

Telephone	4,200	As with management fees and rent, the Company accrues as an expense of $150 per month as telephone expense with a credit to Capital in Excess of Par Value.
Transfer Agent Fees	3,226	Issuance of share certificates, annual fees and other charges such as obtaining stockholders’ reports.

TOTAL	$100,858

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

Balance Sheet as at May 31, 2009

Total cash and cash equivalents, as at May 31, 2009, was $1,424.  Our working capital as at May 31, 2009 was $19,758; including amounts owed to related parties.

Our cash was derived from the completion of an initial seed capital offering on August 8, 2007 which raised $2,000 and a private placement on August 31, 2007 which raised a further $38,500, together with cash advances from directors totalling $6,829.  No revenue was generated during these periods.

Total shareholders’ deficiency as at May 31, 2009 was $19,758.  Total shares outstanding as at May 31, 2009 was 2,770,000.

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

The claim covers low rounded mountainous terrain.  Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The area has a tropical and humid climate, with an oppressive summer and plentiful seasonal rainfall. The summer season, from March to May, is followed by the south west monsoon from June to September. The north east monsoon lasts from October to November.The general area experiences approximately 40 inches of precipitation annually of which 30 -35% may occur as snowequivalent.  The winter weather is generally moderate with cold spells and frequent warming trends. The summer weather could be described as variable, some dry and hot and some cool and wet.  The claim area is able to be worked essentially year round.

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

We anticipate, based on the estimate contained in the Parmar Report, that Phase I work we will undertake with cash on hand will cost approximately $10,000 (Ind. Rs 400,000) and will consist, primarily, of geological mapping.  In February we advanced $5,000 to our geologist on account of this work.

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

While we were incorporated in 2007, we have not yet conducted any exploration activities other than a mapping program.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2009 is $100,858.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

From inception, the Company has relied in part on cash advanced by our President in order to defray its expenses.  As of May 31, 2009 our President had loaned us $6,829.  He has agreed to advance the Company as much as $17,500 more cash over the coming twelve (12) months.  Without these advances (which do not bear interest and do not have any fixed terms of repayment; but they are repayable on demand) our Company may, if we are unable to raise working capital from any other source, be forced to go out of business. Furthermore, the loan advances made by our President are repayable on demand.  Should our President demand repayment of his loan advances we will, absent our ability to raise working capital from other sources, be forced to go out of business.

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity in 2009.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Our directors and officers currently own 2,000,000 shares of common stock representing 72.7% of our outstanding shares.  Such directors and officers have registered for resale 200,000 of their shares under our effective Form S-1 registration statement.  Assuming that such directors and officers sell their 200,000 shares, they will still own 1,800,000 shares of common stock representing 65% of our outstanding shares.  As a result, they will have substantial influence over our operations and can effect certain corporate transactions without further shareholder approval.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

SURAJ VENTURES, INC.
(Registrant)

Date: June 10, 2009	SURJIT SINGH GILL
Chief Executive Officer, President and Director

Date: June 10, 2009	JOS D’SOUZA
Chief Financial Officer, Chief Accounting Officer, Secretary and Director