Form 10-K
period 2009-08-31
Ironwood Gold Corp
filed 2009-11-19
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from September 1, 2008 to August 31, 2009

Commission File Number: 000-53267

IRONWOOD GOLD CORP. (Formerly Suraj Ventures, Inc.)
(Exact name of registrant as specified in charter)

Nevada	74-3207792
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

7047 E. Greenway Parkway, #250
Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 1-888-356-4942

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 1, 2009: 48,500,000 post-split common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Ironwood Gold Corp. (“Ironwood”), formerly Suraj Ventures, Inc. was incorporated on January 18, 2007 under the laws of the State of Nevada.  It has not been in bankruptcy, receivership or similar proceedings since its inception.   Ironwood’s executive offices are located at 7047 E. Greenway Parkway, #250, Scottsdale, Arizona, 85254 and our telephone number is 1-888-356-4942.

Ironwood is engaged in the exploration of a mineral claim known as the “Arjun Claim” (“Arjun”) located in the Republic of India.  Ironwood is referred to as being in the “pre-exploration” stage by its auditors.  This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products.   Ironwood is not in the development stage with regards to the Arjun mineral.   Ironwood is purely an exploration company.

Ironwood has no revenue to date from its exploration activities on the Arjun, and its ability to effect its plans for the future will depend on the availability of financing.   Such financing will be required to explore the Arjun to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Ironwood anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Ironwood will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Since Ironwood became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by Ironwood with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Ironwood has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Ironwood has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Ironwood and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Ironwood presently has minimal day-to-day operations; consisting mainly of preparing the reports to be filed with the SEC as required.

ITEM 1A                      RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Ironwood contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Ironwood.

Risks Associated with our Company:

We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

While we were incorporated in 2007, we have only conducted limited exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2009 is $109,809.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake additional exploration activity in 2010.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Both of our former executive officers and directors reside in the Republic of India (“India”).   All of our assets are presently located within India.  It may not be possible for investors to affect service of process upon our former directors and officers in India or to enforce any judgment obtained from non-Indian courts against them in India, or against our assets in India.

Attempts to serve process on Ironwood or its former officers and directors may be hampered because the Company’s assets and former management are physically located outside the United States.  Further, any judgments obtained against Ironwood in a United States court may not be recognized or enforceable in the courts of India, making it difficult or, as a practical matter, impossible to collect on, or enforce, a U.S. Court’s judgment in India.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If and when a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

Since our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  These factors, which are not under our control, may have a material effect on our share price.

 We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in Ironwood being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilutive effect to our shareholders whereby their percentage ownership interest in Ironwood is reduced.  The magnitude of this dilutive effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2                                PROPERTIES

Particulars of the Arjun, our sole mineral property, together with issues we face in conducting exploration work on the property, are as follows.

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

At this point we have funds available to complete only a portion of Phase I.  We will have to raise additional capital in order to carry out Phase I work in its entirety. Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Ironwood’s operations and liquidate our company.   See, particularly, ‘Risk Factors’ page 5.

Exploration Work done on Arjun during 2008

In 2008, Ironwood engaged the services of Naveen Geologists and Associates, Timarni – Bhopal, India, to undertake exploration work on the Arjun claim.   They undertook exploration work on the Arjun between March 20 to March 27, 2008.  Naveen Geologist’s report indicated the following.

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

Other Mineral Properties

On October 28, 2009, the Company entered into a material definitive agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company will acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”).  The Company agreed to issue an aggregate of 17,000,000 shares of common stock of the Company and an aggregate cash sum of $575,000 in consideration for the assignment of all right, title and interest in the Property.

Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.   KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

The closing of the transactions contemplated by the Acquisition Agreement are subject to the satisfaction of customary conditions.  The Acquisition Agreement also remains subject to ratification by Gold Canyon.  If such ratification does not occur by December 1, 2009, then the Acquisition Agreement shall be automatically terminated, and all sums paid by the Company shall be refunded, and any and all documents provided by a party shall be returned to that party, terminating all obligations under the Acquisition Agreement.

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

Investment Policies

Ironwood does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by our Company.   Presently we do not have any excess funds to invest.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which Ironwood is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated for it or the Arjun.

ITEM 4.                      SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

During the fiscal year ended August 31, 2009, there were no matters which required the vote of securities holders.

PART 11

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Ironwood has not paid any dividends on its common stock, and Ironwood does not anticipate that it will pay dividends in the foreseeable future.  As at November 31, 2009, Ironwood had 41 shareholders; two of these shareholders are officers and directors of Ironwood.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Ironwood’s inception.

There are no outstanding warrants or conversion privileges for Ironwood’s shares.

ITEM 6.	SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended August 31, 2009	January 18, 2007 (date of incorporation) to August 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	10,000
General and Administration	30,026	99,089
Net loss	30,026	109,809

Weighted average shares outstanding (basic)	48,500,000
Weighted average shares outstanding (diluted)	48,500,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 278
Total assets	278
Total liabilities	24,637
Total Shareholders’ deficiency	(24,359)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Ironwood was incorporated on January 18, 2007 under the laws of the State of Nevada.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 500,000,000 shares of common stock, par value $0.001 per share.  The Company issued 10,000,000 post split common shares at for consideration of $2,000 to our two former directors on August 8, 2007.  On August 31, 2007, we issued 38,500,000 post split common shares to other investors for a consideration of $38,500.  As at November 1, 2009 there were a total of 48,500,000 post split common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2009, we had cash of $278 and liabilities of $24,637.  The liabilities of $17,775 owed to general creditors are as follows: independent accountants – $2,500 for an opinion on the financial statements attached to this Form 10K; internal accountant - $14,975 for preparation of working papers, financial statements and edgarizing financial statements and other reports and; other accounts payable - $300.  The amount owed to related parties of $6,862 is non-interest bearing and has not fixed terms of repayment.  During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 8,725
Bank charges		86
Edgar filings	ii	1,155
Management fees	iii	12,000
Office	iv	511
Rent	v	3,600
Telephone	vi	1,800
Transfer agent's fees and interest	vii	2,149
Total expenses		$ 30,026

i.
Ironwood paid $500 each for November’s, February’s and May’s fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its financial statements and has accrued $2,500 for the examination of the August 31, 2009 financial statements.  In addition, the Company has accrued $1,050 each for its November’s, February’s and May’s working papers and financial statements for review by the independent accountants; also, $1,575 has been accrued for August 31, 2009 financial statements for submission to Madsen & Associates CPA’s Inc. for their opinion thereon.

ii	We have incurred edgar filing fees for the various filings of Form 10-Qs and this Form 10-K with the SEC.

iii
We do not compensate our directors for the service they perform for us since, at the present time Ironwood does not have adequate funds to do so.  Nevertheless, management realizes that it should give recognition for the services performed by the directors and officers and therefore have accrued $1,000 per month.  This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet.  The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

viii.	Office expenses comprised courier charges of $324, fax and photocopying charges of $187.

ix.
Ironwood does not incur any rental expense since it used the personal residence of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

x.
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $150 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

xi.
During the year we paid Action Stock Transfer Corporation $1,530 for changing from Action Stock Transfer Corporation to Holladay Stock Transfer.   In addition, we paid Action Stock Transfer $364 to file the Annual Report with the State of Nevada.  Holladay Stock Transfer charged us $255 for preparing shareholders reports and for storage charges.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 8,725	$ 17,475	$ 26,200
Bank charges		125	-	125
Edgar filing fees	2	1,155	-	1,155
Filing fees and franchise taxes	3	250	-	250
Office	4	1,500	300	1,800
Transfer agent's fees	5	1,000	-	1,000
Estimated expenses		$ 12,755	$ 17,775	$ 30,530

No recognition has been given to management fees, rent or telephone since, at the present time, since these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2009	$ 1,050	$ 500	$ 1,550
Form 10Q - Feb 28, 2010	1,050	500	1,550
Form 10Q - May 31, 2010	1,050	500	1,550
Form 10K - Aug 31, 2010	1,575	2,500	4,075

	$ 4,725	$ 4,000	$ 8,725

2.
Edgar filing fees comprise the cost of filing the Forms 10K and various10Qs on Edgar during the next fiscal year.  The Edgar fees for Form 10Qs is estimated at $262.50 and for the Form 10K is estimated at $367.50.

3. We will have to maintain Ironwood in good standing in the State of Nevada by filing the Annual List of Officer and Directors with the Secretary of State.

4. Represents courier, fax and photocopying charges as well as office supplies.

5. Estimate of the fees to Holladay Stock Transfer during our next fiscal year.

Ironwood will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Ironwood does not expect to purchase or sell any plant or significant equipment during the next year.

Ironwood does not expect any significant changes in the number of employees.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended August 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A.                      CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Behzad Shayanfar, and President and Chief Financial Officer, being Robert J. Reukl. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of August 31, 2009, the former management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  The former management concluded, during the year ended August 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The former management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of former and present management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

The former and present management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. The present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its present management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Our present management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T)                                CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B                      OTHER INFORMATION

Cancellation of Shares

On October 6, 2009, our two former directors gifted back to treasury for cancellation a total of 1,800,000 restricted common shares.   The cancellation of these share resulted in the issued and outstanding share capital being reduced to 970,000 common shares before the forward split of the common shares on October 7, 2009.

On October 6, 2009, the Directors approved the formation of a wholly owned subsidiary in the State of Nevada named “Ironwood Gold Corp.” whereby the Company purchased 1,000 shares of the subsidiary’s stock for the purchase price of $1.00 per share.   The Directors approved a forward stock split of 50 for 1, effective October 27, 2009, upon the surrender to the Company’s transfer agent of our shareholders’ present share certificates in exchange for a new certificate representing the total number of shares beneficially held by such shareholder as a result of the forward split.   The issued and outstanding shares increased from 970,000 common shares with a par value of $0.001 per share, after the cancellation of 1,800,000 common shares as mentioned above, to 48,500,000 post split common shares with a par value of $0.001 per share.

In addition, the Directors approved a Plan of Merger by and among the Company and Ironwood Gold Corp., the Company’s wholly owned subsidiary, with an effective date of October 27, 2009, whereby among other things:

1.           the subsidiary shall be merged with and into the Company;

2.           the Company will be the surviving company; and

3.           the Company will operate under the name of “Ironwood Gold Corp.”

On October 27, 2009, Surjit Singh Gill resigned as President, Chief Executive Officer and Director of Ironwood and Jos D’Souza resigned as Secretary, Treasurer and Director of the Company.

On October 27, 2009, the Company appointed Robert J. Reukl to the position of President, Secretary and Chief Financial Officer of the Company and Behzad Shayanfar to the position of Chief Executive Officer of the Company.

On October 27, 2009, the Company elected Messrs. Reukl and Shayanfar to the Company’s Board of Directors.

On October 28, 2009, Ironwood entered into a material definitive agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company will acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”).  The Company agreed to issue an aggregate of 17,000,000 shares of common stock of the Company and an aggregate cash sum of $575,000 in consideration for the assignment of all right, title and interest in the Property.

Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.   KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

The closing of the transactions contemplated by the Acquisition Agreement are subject to the satisfaction of customary conditions.  The Acquisition Agreement also remains subject to ratification by Gold Canyon.  If such ratification does not occur by December 1, 2009, then the Acquisition Agreement shall be automatically terminated, and all sums paid by the Company shall be refunded, and any and all documents provided by a party shall be returned to that party, terminating all obligations under the Acquisition Agreement.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of November 1, 2009, the name, age, and position of each executive officers and director and the term of office of each director of Ironwood.

Name	Age	Position Held	Term as Director Since

Behzad Shayanfar	31	Chief Executive Officer	2009

Robert J. Reukl	51	President, Chief Financial Officer and Secretary	2009

The directors of Ironwood serve for a term of one year and until their successors are elected at Ironwood’s Annual Shareholders’ Meeting and are qualified, subject to removal by Ironwood’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of Ironwood’s executive officers and directors.

BEHZAD SHAYANFAR has been a successful project manager throughout his career.  Since 2008, Mr. Shayanfar has served as Chief Financial Officer for Ironwood Mining Corp. where he is responsible for all financial and fiscal management aspects of the company’s operations.  From 2004 to 2006, Mr. Shayanfar was an accountant for the Athanaeum Hotel where he reported the food and beverage revenue to the general manager and managed accounts.  From 2003 to 2004, Mr. Shayanfar was an accountant for Linaker Ltd.  His duties included producing payable and receivable accounts and managing the day to day banking of the company.  Prior to 2003, Mr. Shayanfar was on the Project Management Team of Seda Va Sima where he was responsible for coordinating different aspects of construction and reported to the chief architect.  Mr. Shayanfar was selected as one of the lead project managers of the state-owned media broadcasting construction site completed in 2000 as part of that position.  Prior to 2000, Mr. Shayanfar was involved in developing oil mine exploration in Iran in the late 1990s and was involved in the financial markets, initially as a commodities futures trader.  Mr. Shayanfar is also a private investor/developer in real estate in different regions including Dubai, India, the United Kingdom and the United States.  Mr. Shayanfar received his second degree in economics from the London School of Economics.  He earned his A-Level degree from Cambridge Tutors College and his first degree in civil engineering from Azad University.

ROBERT J. REUKL has been employed as a geologist in the mineral exploration and mining business for over 25 years.  Since 1994, he has worked as a mine geologist, engineering technician, and is currently the Diamond Drill Coordinator at the Williams Mine, one of Canada's largest gold producers.  His responsibilities include the daily monitoring of four underground diamond drill rigs as well as a surface drill.  Since 1995, Mr. Reukl has been the principal of R.J. Reukl Geological Services, a proprietorship involved in the provision of geological consulting services, as well as the acquisition and sale of mineral properties.  Prior to 1994, Mr. Reukl worked for a variety of major mining companies and consultants including Placer Dome Canada, Noranda and A.C.A. Howe International Ltd.  Mr. Reukl’s field work has taken him to some of Canada's major mining camps including Val D'Or, Rouyn/Noranda, Timmins and Hemlo.   Mr. Reukl has also acted as director of several publicly listed junior exploration companies over the past 15 years, including, most recently, Tamarack Ventures from 2002 to 2004.  Mr. Reukl is a graduate of Lakehead University in Thunder Bay, Ontario, and he is a member in good standing with the Canadian Institute of Mining and Metallurgy and the Prospectors and Developers Association of Canada.

Presently neither of our officers and directors work full time for our company but this will change as the Company pursues it new mineral interests in the Chief District, located in Lincoln County, Nevada.

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

Our audit committee is comprised of Robert J. Reukl, our President and Chairman of the Audit Committee, and Behzad Shayanfar our Chief Executive Officer neither of whom are independent.  Neither Mr. Reulk nor Mr. Shayanfar can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

Family Relationships

Our President and our Chief Executive Officer are unrelated.

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

ITEM 11.  EXECUTIVE COMPENSATION

General Philosophy

Ironwood’s Board of Directors is responsible for establishing and administering its executive and directors’ compensation.  Currently, in light of the Ironwood’s cash position and anticipated expenses in the near future, neither of the officers nor directors of Ironwood are compensated.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the period from inception to November 1, 2009.

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp.($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Surjit Singh Gill Former President, Chief Executive Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Jos d’Souza Former Secretary Treasurer, Chief Financial Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Behzad Shayanfar Chief Executive Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-

Robert J. Reukl President, Secretary and Chief Financial Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The directors have not received any compensation for the time spent on the affair of Ironwood.  Nevertheless, Ironwood does give recognition to the time spent by accruing as an expense each month a charge of $1,000 per month as management fees with an offsetting credit to “Capital in Excess of Par Value”.   The amount so accrued with not be pay in either cash or shares to the directors in the future.

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Ironwood, with respect to any person named in Compensation Summary set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Ironwood, or any change in control of Ironwood, or a change in the person’s responsibilities following a change in control of Ironwood.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None of our directors or officers owns any shares in Ironwood as at November 1, 2009 nor do any individual shareholders have more than 5% of our total outstanding shares.

The names and address of Ironwood’s directors and officers are as follows:

Behzad Shayanfar	25 Eustace Building, Chelsea Bridge Wharf London, SW8 4PP, United Kingdom

Robert Reukl	21 Falcon Avenue Manitouwadge, Ontario, Canada, P0T 2C0

Future Sales by Existing Shareholders

As of November 1, 2009 there are a total of 48,500,000 post split shares of our common stock issued and outstanding.

Under Rule 144, restricted shares may be resold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. As at November 1, 2009, there were no restricted shares outstanding.

On October 6, 2009, the former officers and directors of the Company returned to Treasury 1,800,000 restricted common shares which resulted in the issued and outstanding share capital being reduced to 970,000 common shares.

On October 27, 2009, the Company did a forward split of its common shares on the basis of 50 new shares for each 1 old share held.   This resulted in the issued and outstanding shares being increased from 970,000 common shares with a par value of $0.001 to 48,500,000 post split common shares with a par value of $0.001.

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 48,500,000 post split shares are presently issued and outstanding as at November 1, 2009.

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

Ironwood does not have any securities that are convertible into common stock.

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

Transfer Agent

During the year the Company terminated its agreement with Action Stock Transfer Corporation, 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to act as transfer agent and engaged the services of Holladay Stock Transfer, Inc., Suite C, 2939 North 67th Place, Scottsdale, Arizona, 85251as transfer agent for the Company.

Market Information

There are no shares have been offered pursuant to or underlying an employee benefit plan.  There are no shares of common stock that are subject to outstanding options, warrants or securities convertible into common equity of our Company.

As at November 1, 2009, the number of shares subject to Rule 144 is NIL.

Holders

Including its two officers and directors, Ironwood has 43 shareholders as at November 1, 2009.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On August 8, 2007 Ironwood issued to (i) our President, Principal Executive Officer and Director, Surjit Singh Gill, 7,500,000 post split shares for total consideration of $1,500; and (ii) our Principal Financial Officer, Secretary-Treasurer and a director, Jos D’Souza,  2,500,000 post split shares for total consideration of $500.   These amounts reflect the cancellation of 1,800,000 common shares previously held by these former directors prior to the forward split mentioned elsewhere in this Form 10-K.

The shares issued to Messrs. Gill and D’Souza were in consideration of their agreeing to take the initiative in developing and implementing the business plan of the Company, including, among other things, providing the initial seed capital to allow Ironwood to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration, identifying investors and arranging for the initial private placement to enable the Company to implement its business plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Ironwood and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Ironwood was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Ironwood to own of record or beneficially more than 5% of any class of Ironwood’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Ironwood’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Ironwood was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Ironwood to own of record or beneficially more than 5% of the common shares of Ironwood’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on December 11, 2006, a Code of Ethics for the Board of Directors (the “Code”).  Ironwood’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Ironwood and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Ironwood does not have promoters and has no transactions with any promoters.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Ironwood’s annual financial statements and the review included in Ironwood’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $4,000.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Ironwood’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

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

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Ironwood to make any pre-approval policies meaningful.  Once Ironwood has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Ironwood’s internal accountant.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Ironwood’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

3.2	Articles of Incorporation (incorporated by reference from Ironwood’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No.333-146791)

3.3	By-laws (incorporated by reference from Ironwood’s Registration Statement on FormS-1 filed on October 18, 2007, Registration No. 333-146791)

4	Stock Specimen (incorporated by reference from Ironwood’s Registration Statement on Form S-1 filed on October 18, 2007, Registration No. 333-146791)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Ironwood’s Registration Statement on Form S-1 filed on October 18, 2007 Registration No. 333-146791)

Financial Statements.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONWOOD GOLD CORP.
(Registrant)

By:     BERZAD SHAYANFAR
Berzad Shayanfar
Chief Executive Officer,
and Director

November 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     ROBERT J. REUKL
Robert J. Reukl
Chief Financial Officer,
President, Secretary and Director

November 18, 2009

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Ironwood Gold Corp.
London, England

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Ironwood Gold Corp. (formerly Suraj Ventures, Inc.) (pre- exploration stage company) at August 31, 2009 and 2008, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2009 and 2008 and for the period January 18, 2007 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironwood Gold Corp. at August 31, 2009 and 2008, and the results of operations, and cash flows for the years ended August 31, 2009 and 2008 and the period January 18, 2007 (date of inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
November 4, 2009

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)
BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 278	$ 6,513

Total Current Assets	$ 278	$ 6,513

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 17,775	$ 11,708
Accounts payable – related parties	6,862	6,538

Total Current Liabilities	24,637	18,246

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
48,500,000 shares issued and outstanding	48,500	48,500
Capital in excess of par value	(36,950)	(19,550)
Deficit accumulated during the pre-exploration stage	(109,809)	(79,783)

Total Stockholders’ Deficiency	(24,359)	(11,733)

	$ 278	$ 6,513

The accompanying notes are an integral part of these financial statements.

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)
STATEMENT OF OPERATIONS
For the year ended August 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to August 31, 2009

	For the year ended Aug. 31, 2009	For the year ended Aug 31, 2008	From January 18, 2007 (date of inception) to Aug 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	5,000	10,000
Administrative	30, 026	47,709	99,809

NET LOSS FROM OPERATIONS	$ (30,026)	$ (52,709)	$ (109,809)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	48,500,000	48,500,000

The accompanying notes are an integral part of these financial statements.

IRONWOOD GOLD CORP.
 (Pre-Exploration Stage Company)
(formerly Suraj Ventures, Inc.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period January 18, 2007 (date of inception) to August 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 18, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash – August 8, 2007	10,000,000	10,000	(8,000)	-

Issuance of common shares for cash – August 31, 2007	38,500,000	38,500	-

Capital contributions – expenses	-	-	10,150

Net operating loss for the period January 18, 2007 (date of Inception) to August 31, 2007	-	-	-	(27,074)

Balance as at August 31, 2007	48,500,000	48,500	2,150	(27,074)

Capital contributions – expenses	-	-	17,400	-

Net operating loss for the year ended August 31, 2008	-	-	-	(52,709)

Balance as at August 31, 2008	48,500,000	48,500	19,550	(79,783)

Capital contributions – expenses	-	-	17,400	-

Net operating losses for the year ended August 31, 2009	-	-	-	(30,026)

Balance as at August 31, 2009	48,500,000	$ 48,500	$ 36,950	$ (109,809)

The accompanying notes are an integral part of these financial statements

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)
STATEMENT OF CASH FLOWS

For the year ended August 31, 2009 and 2008 and for the period from January 18, 2007 (date of inception) to August 31, 2009

	For the year ended Aug. 31, 2009	For the year ended Aug 31, 2008	From January 18, 2007 (date of inception) to Aug 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (30,026)	$ (52,709)	$ (109,809)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,067	5,224	17,775
Capital contributions – expenses	17,400	17,400	44,950

Net Cash Provided (Used) in Operations	(6,559)	(30,085)	(47,084)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	324	501	6,862
Proceeds from issuance of common stock	-	-	40,500

	324	501	47,362

Net (Decrease) Increase in Cash	(6,235)	(29,584)	278

Cash at Beginning of Period	6,513	36,097	-

CASH AT END OF PERIOD	$ 278	$ 6,513	$ 278

The accompanying notes are an integral part of these financial statements

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS
August 31, 2009
1.           ORGANIZATION

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized common stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

On October 6, 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”.   On October 8, 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

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

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS
August 31, 2009

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

On August 31, 2009 the Company had a net operating loss carry forward of $109,809 for income tax purposes.  The tax benefit of approximately $32,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

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

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)

NOTES TO FINANCIAL STATEMENTS
August 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 72% of the common stock issued and have made no interest, demand loans to the Company of $6,862 and have made contributions to capital of $44,950 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 8, 2007, Company completed a private placement consisting of 10,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.  On August 31, 2007, the Company completed a private placement of 38,500,000 post split common shares for a total consideration of $38,500.

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

5.           CAPITAL STOCK - Continued

On October 6, 2009, two directors gifted back to treasury for cancellation a total of 1,800,000 restricted common shares.   The cancellation of these share resulted in the issued and outstanding share capital being reduced from 2,770,000 common shares to 970,000 common shares before the forward split of the common shares on October 7, 2009.

On October 7, 2009, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 50 new shares for one existing share of common stock presently held (the “Forward Split”).   As a result of the Forward Split every one outstanding share of common stock was increased to fifty shares of common stock.   The 48,500,000 post split common shares are shown as split from the date of inception.

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

7.           SUBSEQUENT EVENTS

Acquisition of Cobalt Canyon Gold Project

On October 28, 2009, the Company entered into a material definitive agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company will acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”).  The Company agreed to issue an aggregate of 17,000,000 shares of common stock of the Company and an aggregate cash sum of $575,000 in consideration for the assignment of all right, title and interest in the Property.

The Company has arranged for a private placement sufficient to cover the cost of $575,000 mentioned above.

IRONWOOD GOLD CORP.
(Pre-exploration Stage Company)
(formerly Suraj Ventures, Inc.)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

7.           SUBSEQUENT EVENTS

Acquisition of Cobalt Canyon Gold Project - Continued

Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.   KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

The closing of the transactions contemplated by the Acquisition Agreement are subject to the satisfaction of customary conditions.  The Acquisition Agreement also remains subject to ratification by Gold Canyon.  If such ratification does not occur by December 1, 2009, then the Acquisition Agreement shall be automatically terminated, and all sums paid by the Company shall be refunded, and any and all documents provided by a party shall be returned to that party, terminating all obligations under the Acquisition Agreement.