Form 10-Q
period 2009-11-30
Ironwood Gold Corp
filed 2010-01-14
CIK 1393909

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-53267

IRONWOOD GOLD CORP.

(Exact name of registrant as specified in its charter)

NEVADA	74-3207792
(State of incorporation)	(IRS Employer ID No.)

7047 E. Greenway Parkway, #250
Scottsdale, Arizona  85254
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  888-356-4942

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2010
Common stock, $.001 par value	66,075,000

IRONWOOD GOLD CORP.
FORM 10-Q

November 30, 2009

INDEX

PAGE
PART I—FINANCIAL INFORMATION	4

Item 1. Financial Statements.	4

Condensed Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009 (Audited).	4

Condensed Statements of Operations for the three month periods ended November 30, 2009 and 2008 and for the period from January 18, 2007 (inception) to November 30, 2009 (Unaudited).	5

Condensed Statements of Cash Flows for the three month periods ended November 30, 2009 and 2008 and for the period from January 18, 2007 (inception) to November 30, 2009 (Unaudited).	6

Condensed Statements of Stockholders’ Deficiency (Unaudited) at January 18, 2007 (inception), at August 31, 2007, at August 31, 2008, at August 31, 2009 and at November 30, 2009	7

Notes to Financial Statements.	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	16

PART II—OTHER INFORMATION	16

Item 1. Legal Proceedings.	16

Item 1A. Risk Factors.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3. Defaults Upon Senior Securities.	23

Item 4. Submission of Matters to a Vote of Security Holders.	23

Item 5. Other Information.	23

Item 6. Exhibits.	23

Signature Page	24

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 19, 2009.

As used in this Form 10-Q, “we,” “us” and “our” refer to Ironwood Gold Corp., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at 30 November 2009	As at 31 August 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	74,783	278

Mineral properties (Note 2 and 3)	577,575	-

	652,358	278
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	70,530	17,775
Payable for mineral property	560,000	-
Demand loan (Note 5)	2,500	-
Due to related party (Note 6)	6,862	6,862

	639,892	24,637
Stockholders’ deficiency
Common stock (Note 8)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
30 November 2009 – 66,075,000 common shares
31 August 2009 – 48,500,000 common shares	66,075	48,500
Capital in excess of par value	40,300	36,950
Share subscriptions received in advance	74,550	-
Deficit	(168,459)	(109,809)

	12,466	(24,359)

	652,358	278

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 11)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
 (Unaudited)

	For the period from the date of inception on 18 January 2007 to 30 November 2009	For the three month period ended 30 November 2009	For the three month period ended 30 November 2008
	$	$

Expenses
Accounting and audit	21,000	10,500	500
Bank charges	430	45	20
Consulting	43,275	15,000	1,050
Exploration (Note 2)	10,000	-	-
Filing fees	4,947	250	262
Legal	34,048	29,405	-
Management fees (Notes 7, 8 and 10)	33,000	2,000	3,000
Office and miscellaneous expenses	8,133	450	661
Rent (Notes 7, 8 and 10)	10,200	900	900
Transfer agent	3,426	100	1,530

Net loss for the period	(168,459)	(58,650)	(7,923)

Basic and diluted loss per common share		(0.001)	(0.003)

Weighted average number of common shares used in per share calculations		51,289,402	48,500,000

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the period from the date of inception on 18 January 2007 to 30 November 2009	For the three month period ended 30 November 2009	For the three month period ended 30 November 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(168,459)	(58,650)	(7,923)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	48,300	3,350	4,350
Changes in operating assets and liabilities
Payable for mineral property	560,000	560,000	-
Increase in accounts payable and accrued liabilities	70,530	52,755	(687)

	510,371	557,455	(4,260)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(560,000)	(560,000)	-

Cash flows from financing activities
Increase in due to related party (Notes 7, 8 and 10)	6,862	-	210
Increase in demand loan	2,500	2,500	-
Share subscriptions received in advance	74,550	74,550	-
Common shares issued for cash (Note 8)	40,500	-	-

	124,412	77,050	210

Increase (decrease) in cash and cash equivalents	74,783	(45)	(4,050)

Cash and cash equivalents, beginning of period	-	278	6,513

Cash and cash equivalents, end of period	74,783	74,783	2,463

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$
Balance at 18 January 2007 (inception)
Issuance of common shares for cash – 8 August 2007 (Note 8)	10,000,000	10,000	(8,000)	-	2,000
Issuance of common shares for cash – 31 August 2007 (Note 8)	38,500,000	38,500	-	-	38,500
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	10,150	-	10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007	-	-	-	(27,074)	(27,074)

Balance at 31 August 2007	48,500,000	48,500	2,150	(27,074)	23,576
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(52,709)	(52,709)

Balance at 31 August 2008	48,500,000	48,500	19,550	(79,783)	(11,733)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(30,026)	(30,026)

Balance at 31 August 2009	48,500,000	48,500	36,950	(109,809)	(24,359)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	3,350	-	3,350
Share subscriptions received in advance	-	-	74,550	-	74,550
Common shares issued for mineral property 28 October 2009 (Note 8)	17,075,000	17,075	-	-	17,075
Common shares issued for mineral property 30 November 2009 (Note 8)	500,000	500	-	-	500
Net loss for the period	-	-	-	(58,650)	(58,650)
Balance at 30 November 2009	66,075,000	66,075	114,850	(168,459)	12,466

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007 with the authorized common stock of 500,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties.  On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and Industry Guide 7 of the Securities Exchange Commission Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises.  The Company’s fiscal year end is 30 August.

These financial statements as at 30 November 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the three month period of $58,650 (2008 – $7,923, cumulative – $168,459) and has working capital deficit of $565,109 at 30 November 2009 (31 August 2009 - $24,359).

Effective 27 October 2009, the Company completed a forward stock split by the issuance of fifty new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital to continue operating and maintaining its business strategy during the fiscal year ending 30 November 2010. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises (“GAAP).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral property costs

The Company has been in the development stage since its formation on 18 January 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine.  The amount charged is based on management’s estimation of reclamation costs to be incurred.  The accrued liability is reduced as reclamation expenditures are made.  Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time. To date the Company has not incurred any reclamation costs.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and convertible debentures approximates their fair value because of the short maturity of these instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website development costs

The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”, will be expensed as incurred.  Website development incurred during the development stage, including external direct costs of creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the website is operational.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

3.	Mineral Properties

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

On 28 October 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”) in exchange for an aggregate of 17,000,000 shares of our common stock and commitments to pay $495,000 over the next twelve months. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated 31 January 2009 wherein KML acquired an exclusive option to acquire the Property from GC. KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated 15 April 2009. The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement (Note 7 and 8).

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company has issued 500,000 shares of our common stock and a cash sum of $65,000 is payable in consideration for the assignment of the rights (Note 7 and 8).

The Company has a work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the properties at this point.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Demand Loan

Issued on 1 October 2009, the demand loan is unsecured and bears interest at 2% per annum on any unpaid principal balance. The principal amount is repayable at any time in whole or in part and accrued interest shall be due at the end of each fiscal year. The balance as at 30 November 2009 consists of principal of $2,500 (2009 – $Nil).

6.	Due to related parties

As of 30 November 2009, former officers and directors had advanced a no interest demand loan of $6,862 (2008 $6,748) to settle outstanding debts (Note 7).

7.	Related Party Transactions

During the three month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2008 – $3,000, cumulative – $33,000), rent in the amount of $900 (2008 – $900, cumulative – $10,200) and for  telephone expenses $450 (2008 - $nil, cumulative $450) (Notes 8 and 10).

During the three month period ended 30 November 2009 no loans were provided by officers and directors of the Company (2008 $210) (Note 6).

On 28 October 2009, 50,000 common shares of the Company, valued at $50, were issued to a director of the Company as partial settlement of an acquisition agreement to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 8).

8.	Capital Stock

Authorized

The total authorized capital is 500,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 66,075,000 common shares with a par value of $0.001 per common share.

On 8 August 2007, Company completed a private placement consisting of 10,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.

On 31 August 2007, the Company completed a private placement of 38,500,000 post split common shares for a total consideration of $38,500.

Effective 27 October 2009, the Company completed a 50 to 1 forward stock split. The authorized share capital remained unchanged at 550,000,000 common shares with the same par value of $0.001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

On 28 October 2009, 17,075,000 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 7).

On 30 November 2009, 500,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3).

During the three month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2008 – $3,000, cumulative – $33,000), rent in the amount of $900 (2008 – $900, cumulative – $10,200) and for  telephone expenses $450 (2008 - $nil, cumulative $450) (Notes 8 and 10).

On November 30, 2009, the Company had received subscriptions in advance of $74,550 from four investors participating in a private placement of the common shares of the Company at a price of $0.25 per common share.

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 November 2009.  There are no current or deferred tax expenses for the period ended 30 November 2009 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 November 2009	For the three month period ended 30 November 2008
	$	$

Refundable federal tax asset attributable to:
Current operations	19,941	2,694
Contributions to capital by related party	(986)	(1,326)
Less: Change in valuation allowance	(18,955)	(1,368)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 November 2009 and 31 August 2009 is as follows:

	As at 30 November 2009	As at 31 August 2009 (Audited)
	$	$

Net operating loss carryforward	168,459	69,509

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	57,276	23,633
Less: Valuation allowance	(57,276)	(23,633)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2009, the Company has an unused net operating loss carry forward balance of approximately $168,459 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 30 November 2009	For the three month period ended 30 November 2009	For the three month period ended 30 November 2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 30 November 2009, the Company issued 17,075,000 common shares, valued at $17,075, as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 8).

During the three month period ended 30 November 2009, the Company issued 500,000 common shares, valued at $500, as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3 and 8).

During the three month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2008 – $3,000, cumulative – $33,000), rent in the amount of $900 (2008 – $900, cumulative – $10,200) and for  telephone expenses $450 (2008 - $nil, cumulative $450) (Notes 8 and 10).

11.	Subsequent events

On 1 December 2009, subsequent to our fiscal quarter ended 30 November 2009,  the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”). The Company agreed to issue an aggregate of 10,000,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”). Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck. The Company will obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.

On 7 December 2009, subsequent to our fiscal quarter ended 30 November 2009, the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”). The Company agreed to issue an aggregate of 7,000,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck. Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck. The Company will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.

On 12 January 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share for gross proceeds of $1,168,550.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Background

Ironwood Gold Corp. (the “Company,” “we,” “our” or “us”), formerly known as Suraj Ventures, Inc. was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring and developing mineral properties.  On October 27, 2009 we changed our name to Ironwood Gold Corp.

We are a mineral exploration stage company.  We are the registered and beneficial owner of a 100% interest in the Arjun Claim (the “Arjun Claim”) situated in the Republic of India.  To date, we have not conducted any exploration work on the Arjun Claim and we have not generated any operating revenues since inception.  On October 27, 2009, we effected a 50-for-1 forward stock split to better position the company for growth for the rest of 2009 and 2010 and to improve trading liquidity, broaden ownership, and enhance overall shareholder value.

In an effort to grow our company, on October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. whereby we acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”) in exchange for an aggregate of 17,000,000 shares of our common stock and an aggregate cash sum of $575,000. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.   KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  We will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

On November 30, 2009 we entered into a purchase agreement with KML whereby we acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of  696 acres in the Chief or Caliente mining district of southeastern Nevada.  We agreed to issue 500,000 shares of our common stock and a cash sum of $65,000 in consideration for the assignment of the rights.

Subsequent to our fiscal quarter ended November 30, 2009, on December 1, 2009 we entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the we have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”). Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated October 26, 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck. We will obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.

Subsequent to our fiscal quarter ended November 30, 2009, on December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby we have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”). We agreed to issue an aggregate of 7,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck. Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated October 26, 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck. We will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2009.  As of, and for the three months ended November 30, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 filed on November 19, 2009.

Comparison of three month periods ended November 30, 2009 and November 30, 2008

During the three month periods ended November 30, 2009 and November 30, 2008, we earned no revenues.

For the three month periods ended November 30, 2009 and November 30, 2008, we incurred a loss of $58,650 and $7,923, respectively.  The increase was largely attributed to the acquisition of the Cobalt property and preparations for the acquisitions of the Haystack and Rock Creek properties and the initial planning for exploration of those properties.

Period from inception, January 18, 2007 to November 30, 2009

Since inception, we have an accumulated deficit during the development stage of $168,459.

Liquidity and Capital Resources

As of November 30, 2009, we had $74,783 in cash and a working capital deficiency of $565,109 including $560,000 payable for mineral properties.  During the three month period ended November 30, 2009, our primary sources of cash were subscriptions received in advance from investors participating in a private placement of our shares of common stock at a price of $0.25 per share.

For the three month period ended November 30, 2009, we used net cash of $45. However we completed the acquisition of the Cobalt Canyon property issuing shares of our common stock and a payable for mineral property of $560,000.  Additionally, creditors also contributed to our operation by granting us an increase to our accounts payable of $52,755.

Subsequent to our fiscal quarter ended November 30, 2009, in January 2010, we completed a private placement transaction whereby we sold 4,674,200 shares of our common stock at $0.25 per share for proceeds of $1,168,550.

We believe the funds generated by the private placement are adequate to fund our anticipated cash needs through the next three months. We anticipate that we will need to raise additional capital in order to execute our business plan.

Off-Balance Sheet Transactions

There are no off-balance sheet items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing this assessment, our management identified the following material weaknesses:

•
Our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and our Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	We have limited segregation of duties which is not consistent with good internal control procedures.

•
We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Our former and present management feel the weaknesses identified above, being the latter three, have not had any affect on our financial results. Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

We will endeavor to correct the above noted weaknesses in internal control once we have adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of our officers and staff will facilitate better internal control procedures.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We have been conducting and plan to conduct mineral exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	fluctuations in production costs that may make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgical and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins and landslides; and
•	decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.  We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale. The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

The construction of mines are subject to all of the risks inherent in construction.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. While we anticipate taking all measures which we deem reasonable and prudent in connection with the construction, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction. Any delay would postpone our anticipated receipt of revenue and adversely affect our operations. Cost overruns would likely require that we obtain additional capital in order to commence production. Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

An adequate supply of water may not be available to undertake mining and production at our property.

The amount of water that we are entitled to use from wells must be determined by the appropriate regulatory authorities.  A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use.  Unless we are successful in developing a property to a point where it can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use.  Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

Our mineral properties are in Nevada and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Title to mineral properties can be uncertain and we are at risk of loss of ownership of one or more of our properties.

Our ability to explore and operate our properties depends on the validity of title to that property.  Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky.  These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record.  We have not obtained a title opinion on any of our properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective.  There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.  We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Government regulation may adversely affect our business and planned operations.

Mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our properties.

Legislation has been proposed that could significantly affect the mining industry in the United States of America.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims.

A portion of the present Cobalt Canyon Project’s land position is located on unpatented mining claims located on U.S. federal public lands. The rights to use such claims are granted under the Mining Law of 1872. Unpatented mining claims are unique property interests in the United States, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment.

In recent years, the U.S. Congress has considered a number of proposed amendments to the 1872 Mining Law. If adopted, such legislation could, among other things:

•	impose a royalty on the production of metals or minerals from unpatented mining claims;

•	reduce or prohibit the ability of a mining company to expand its operations; and,

•	require a material change in the method of exploiting the reserves located on unpatented mining claims.

All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Cobalt Canyon Project. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.

Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects. This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing. Continued upward price pressures in our exploration costs may have an adverse impact to our business.

We may not have sufficient funding for exploration which may impair our profitability and growth.

The capital required for exploration of mineral properties is substantial. At some point in the future, we will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale or future development of our mineral properties through joint venture we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on gold, commodity prices and currency exchange rates over which we have no control.

Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Fluctuating gold prices could negatively impact our business plan.

The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold.  The price of gold may also have a significant influence on the market price of our shares.  If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks and the political and economic conditions of major gold producing countries throughout the world.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the daily London P.M. fix.
Gold Price per Ounce ($)
Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
January 1, 2009 through December 2, 2009	1,215	810

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our Cobalt Canyon Project will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. Acceptance of these uncertainties is part of any mining operation.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our Chief Executive Officer, Behzad Shayanfar and our President, Robert F. Reuld. The above named officers have many years of experience and an extensive background in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have "Key-Man" life insurance policies on any of our key executives. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

Risks Associated with our Company

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $168,459 for the period from inception to November 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of the Cobalt Canyon Project are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues.  We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the exploration and pre-feasibility and feasibility stages, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending August 31, 2010. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Risks Related to an Investment in Our Securities

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “IROG.OB,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common shares are currently traded, but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to our fiscal quarter ended November 30, 2009, in January 2010 we completed the sale of 4,674,200 shares of our common stock for $0.25 per share in a private placement to several accredited investors.  We received aggregate proceeds of $1,168,550 from the financing.  We offered and sold the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name

10.1	Form Subscription Agreement

10.2	Amending Agreement and Direction

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: January 14, 2010	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2010	By:	/s/ Robert J. Reukl
Robert J. Reukl, President and Chief Financial Officer (Principal Financial Officer)