Form 10-Q
period 2010-02-28
Ironwood Gold Corp
filed 2010-04-12
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IRONWOOD GOLD CORP.
(Name of registrant as specified in its charter)

Nevada	74-3207792
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7047 East Greenway Parkway, #250 Scottsdale, AZ	85254
(Address of Principal Executive Offices)	(Zip Code)

(888) 356-4942
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2010
Common stock, $.001 par value	87,749,200

IRONWOOD GOLD CORP.
FORM 10-Q

February 28, 2010

INDEX
PAGE
PART I—FINANCIAL INFORMATION	2

Item 1. Financial Statements.	2

Condensed Balance Sheets as of February 28, 2010 (Unaudited) and August 31, 2009 (Audited).	2

Condensed Statements of Operations for the three- and six-month periods ended February 28, 2010 and 2009 and for the period from January 18, 2007 (inception) to February 28, 2010 (Unaudited).	3

Condensed Statements of Cash Flows for the six-month period ended February 28, 2010 and 2009 and for the period from January 18, 2007 (inception) to February 28, 2010 (Unaudited).	4

Condensed Statements of Stockholders’ Deficiency (Unaudited) at January 18, 2007 (inception), at August 31, 2007, at August 31, 2008, at August 31, 2009, at November 30, 2009, and at February 28, 2010	5

Notes to Financial Statements.	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4. Controls and Procedures.	18

PART II—OTHER INFORMATION	19

Item 1. Legal Proceedings.	19

Item 1A. Risk Factors.	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	28

Item 4. Reserved.	28

Item 5. Other Information.	28

Item 6. Exhibits.	29

Signature Page	30

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 19, 2009.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Ironwood Gold Corp., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As of February 28, 2010	As of August 31, 2009 (Audited)

Assets

Current
Cash and cash equivalents	$330,266	$278

Mineral properties (Note 2 and 3)	1,194,575	-

	1,524,841	278
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	14,270	17,775
Payable for mineral property	525,000	-
Due to related party (Note 6)	6,862	6,862

	546,132	24,637
Stockholders’ deficiency
Common stock (Note 8)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
February 28, 2010 – 87,749,200 common shares
August 31, 2009 – 48,500,000 common shares	87,749	48,500
Capital in excess of par value	1,189,176	36,950
Deficit	(298,216)	(109,809)

	978,709	(24,359)

	$1,524,841	$278

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 11)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three-month period ended February 28, 2010	For the three-month period ended February 28, 2009	For the six-month period ended February 28, 2010	For the six-month period ended February 28, 2009	For the period from the date of inception on January 18, 2007 to November 30, 2009

Expenses
Accounting and audit	$15,850	$500	$26,350	$1,000	$36,850
Bank charges	439	20	484	39	869
Consulting	30,000	1,050	45,000	2,100	73,275
Exploration (Note 2)	11,377	-	11,377	-	21,377
Filing fees	3,611	262	3,861	525	8,558
Investor relations	2,585	-	2,585	-	2,585
Legal	12,700	-	42,105	-	46,748
Management fees (Notes 7, 8 and 10)	-	3,000	2,000	6,000	33,000
Office and miscellaneous expenses	351	688	801	1,348	8,484
Rent (Notes 7, 8 and 10)	-	900	900	1,800	10,200
Transfer agent	1,412	519	1,512	2,049	4,838
Travel	51,432	-	51,432	-	51,432

Net loss for the period	(129,757)	(6,939)	(188,407)	(14,861)	(298,216)

Basic and diluted loss per common share	(0.002)	(0.000)	(0.003)	(0.000)

Weighted average number of common shares used in per share calculations	$73,738,194	$48,500,000	$64,284,876	$48,500,000

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six-month period ended February 28, 2010	For the six-month period ended February 28, 2009	For the period from the date of inception on January 18, 2007 to November 30, 2009

Cash flows used in operating activities
Net loss for the period	(188,407)	$(14,861)	$(298,216)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	3,350	8,700	48,300
Changes in operating assets and liabilities
Payable for mineral property	525,000	-	525,000
Increase in accounts payable and accrued liabilities	(3,505)	812	14,270
	336,438	(5,349)	289,354
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(1,160,000)	-	(1,160,000)

Cash flows from financing activities
Increase in due to related party (Notes 7, 8 and 10)	-	260	6,862
Increase in demand loan	-		-
Share subscriptions received in advance	-		-
Common shares issued for debt (Note 8)	515,000		515,000
Common shares issued for cash (Note 8)	638,550		679,050
	1,153,550	260	1,200,912
Increase (decrease) in cash and cash equivalents	329,988	$(5,089)	330,266
Cash and cash equivalents, beginning of period	278	6,513	-
Cash and cash equivalents, end of period	$330,266	$1,424	$330,266

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency

Balance at January 18, 2007 (inception)
Issuance of common shares for cash – August 8, 2007 (Note 8)	$100,000,000	$100,000	$(98,000)	$-	$2,000
Issuance of common shares for cash – August 31, 2007 (Note 8)	38,500,000	38,500	-	-	38,500
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	10,150	-	10,150
Net operating loss for the period January 18, 2007 (date of inception) to August 31, 2007	-	-	-	(27,074)	(27,074)
Balance at August 31, 2007	138,500,000	138,500	(87,850)	(27,074)	23,576
Common shares returned to treasury and cancelled	(90,000,000)	(90,000)	90,000	-	-
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(52,709)	(52,709)
Balance at August 31, 2008	48,500,000	48,500	19,550	(79,783)	(11,733)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(30,026)	(30,026)
Balance at August 31, 2009	48,500,000	48,500	36,950	(109,809)	(24,359)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	3,350	-	3,350
Share subscriptions received in advance	-	-	74,550	-	74,550
Common shares issued for mineral property October 28, 2009 (Note 8)	17,075,000	17,075	-	-	17,075
Common shares issued for mineral property November 30, 2009 (Note 8)	500,000	500	-	-	500
Net loss for the period	-	-	-	(58,650)	(58,650)
Balance at November 30, 2009	66,075,000	66,075	114,850	(168,459)	12,466
Common shares issued for mineral property November 30, 2009 (Note 8)	10,000,000	10,000	-	-	10,000

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency

Common shares issued for mineral property November 30, 2009 (Note 8)	7,000,000	7,000	-	-	7,000
Share issues for subscriptions received in advance – January 13, 2010	298,200	298	(298)	-	-
Issuance of common shares for cash – January 13, 2010 (Note 8)	2,316,000	2,316	576,684	-	579,000
Share issue costs	-	-	(15,000)	-	(15,000)
Common shares issued for debt January 13, 2010 (Note 8)	2,060,000	2,060	512,940	-	515,000
Net loss for the period	-	-	-	(129,757)	(129,757)

Balance at February 28, 2010	$87,749,200	$87,749	$1,189,176	$(298,216)	$978,709

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized common stock of 500,000,000 shares at $0.001 par value.  The Company was organized for the purpose of acquiring and developing mineral properties.  On October 6, 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp.”  On October 8, 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprisess,” and Industry Guide 7 of the Securities Exchange Commission Industry Guide.  The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises.   The Company’s fiscal year end is August 30.

These financial statements as of February 28, 2010 and for the six-month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss for the six-month period of $188,407 (2009 – $14,861, cumulative – $298,216) and has working capital deficit of $215,866 as of February 28, 2010 (August 31, 2009 - $24,359).

Effective October 27, 2009, the Company completed a forward stock split by the issuance of fifty new common shares for each one outstanding common share of the Company.  Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company will be able to raise additional capital to continue operating and maintaining its business strategy during the fiscal year ending November 30, 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mineral property costs

The Company has been in the development stage since its formation on January 18, 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

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

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Website development costs

The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs,” will be expensed as incurred.  Website development incurred during the development stage, including external direct costs of creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the website is operational.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On October 28, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”) in exchange for an aggregate of 17,000,000 shares of our common stock and commitments to pay $495,000 over the next twelve months.  Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement (Note 7 and 8).

On November 30, 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company has issued 500,000 shares of our common stock and a cash sum of $65,000 is payable in consideration for the assignment of the rights (Note 7 and 8).

The Company has a work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the properties at this point.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

On December 1, 2009 the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”).  The Company agreed to issue an aggregate of 10,000,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated October 26, 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  The Company will obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.

The Company is working on the 43-101 compliant technical report on the Haystack property and has determined that there is no impairment in value of the property at this point.

On December 7, 2009 the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”).  The Company agreed to issue an aggregate of 7,000,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated October 26, 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  The Company will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.

The Company has a work program planned for the Rock Creek property, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the property at this point.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Demand Loan

During the six months ending February 28, 2010 the Company repaid in full the demand loan issued on October 1, 2009.  The balance owing as of February 28, 2010 was $Nil (2009 – $Nil).

6.	Due to related parties

As of February 28, 2010, former officers and directors had advanced a no interest demand loan of $6,862 (2009 $6,748) to settle outstanding debts (Note 7).

7.	Related Party Transactions

During the six-month period ended February 28, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $3,000, cumulative – $33,000), rent in the amount of $900 (2009 – $900, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 8 and 10).

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

During the six-month period ended February 28, 2010 no loans were provided by officers and directors of the Company (2009 $260) (Note 6).

On October 28, 2009, 50,000 common shares of the Company, valued at $50, were issued to a director of the Company as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 8).

8.	Capital Stock

Authorized

The total authorized capital is 500,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 87,749,200 common shares with a par value of $0.001 per common share.

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

Effective October 27, 2009, the Company completed a 50-to-1 forward stock split.  The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001.  Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

On October 28, 2009, 17,075,000 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 7).

On November 30, 2009, 500,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3).

On December 1, 2009 the Company entered into the Assignment Agreement with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 10,000,000 shares of our common stock valued at $10,000 (Note 3).

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

On December 7, 2009 the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 7,000,000 shares of our common stock valued at $7,000 (Note 3).

On January 13, 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share for gross proceeds of $1,168,550.  The Company issued 2,316,000 common shares for net cash proceeds of $579,000, being gross proceeds of $594,000 less share issue costs of $15,000.  In addition the Company issued 2,060,000 in exchange for the cancellation of $515,000 owed KML (Note 10).

During the six-month period ended February 28, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $3,000, cumulative – $33,000), rent in the amount of $900 (2009 – $900, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 7 and 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to February 28, 2010.  There are no current or deferred tax expenses for the period ended February 28, 2010 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six-month period ended February 28, 2010	For the six -month period ended February 28, 2009
Refundable federal tax asset attributable to:
Current operations	$64,058	$5,053
Contributions to capital by related party	(986)	(2,652)
Less: Change in valuation allowance	(63,072)	(2,401)
Net refundable amount	$-	$-

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

The composition of the Company’s deferred tax assets as of February 28, 2010 and August 31, 2009 is as follows:

	As of February 28, 2010	As of August 31, 2009 (Audited)

Net operating loss carryforward	$298,216	$69,509

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	86,705	23,633
Less: Valuation allowance	(86,705)	(23,633)
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of February 28, 2010, the Company has an unused net operating loss carry forward balance of approximately $298,216 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on January 18, 2007 to February 28, 2010	For the three-month period ended November 30, 2009	For the three-month period ended November 30, 2007

Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

On October 28, 2009 the Company issued 17,075,000 common shares, valued at $17,075, as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 8).

On November 30, 2009 the Company issued 500,000 common shares, valued at $500, as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3 and 8).

On January 12, 2010, the Company completed a private placement and issued 2,060,000 common shares at $0.25 per share in exchange for the cancellation of $515,000 owed KML (Note 7 & 10).

On January 13, 2010, the Company issued 10,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Haystack Property located in Pershing County, Nevada (Note 3 and 8).

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

On January 13, 2010, the Company issued 7,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Rock Creek property located in Elko County, Nevada (Note 3 and 8).

During the six-month period ended February 28, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $3,000, cumulative – $33,000), rent in the amount of $900 (2009 – $900, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 7 and 8).

11.	Subsequent event

There are no subsequent events from the period from the three-month period ended February, 28, 2010 to the date the consolidated financial statements are available to be issued on April 12, 2010.

The accompanying notes are an integral part of these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Background

Ironwood Gold Corp. (the “Company,” “we,” “our,” or “us”), formerly known as Suraj Ventures, Inc., was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring and developing mineral properties.  On October 27, 2009 we changed our name to Ironwood Gold Corp.

We are a mineral exploration stage company.  We are the registered and beneficial owner of a 100% interest in the Arjun Claim (the “Arjun Claim”) situated in the Republic of India.  To date, we have not conducted any exploration work on the Arjun Claim, and we have not generated any operating revenues since inception.

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

In an effort to grow our company, on October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp., whereby we acquired an undivided 100% right, title, and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”), in exchange for an aggregate of 17,000,000 shares of our common stock and an aggregate cash sum of $575,000.  Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”), dated January 31, 2009, wherein KML acquired an exclusive option to acquire the Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  We will obtain all right, title, and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

On November 30, 2009, we entered into a purchase agreement with KML, whereby we acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of  696 acres in the Chief or Caliente mining district of southeastern Nevada.  We agreed to issue 500,000 shares of our common stock and a cash sum of $65,000 in consideration for the assignment of the rights.

On December 1, 2009, we entered into an assignment agreement (the “Assignment Agreement”) with KML, whereby the we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  We will obtain all right, title, and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.

On December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).  We agreed to issue an aggregate of 7,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  We will obtain all right, title, and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.

On January 13, 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share for gross proceeds of $1,168,550.  The Company issued 2,316,000 common shares for net cash proceeds of $579,000, being gross proceeds of $594,000 less share issue costs of $15,000.  In addition the Company issued 2,060,000 in exchange for the cancellation of $515,000 owed KML.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2009.  As of, and for the three months ended February 28, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 filed on November 19, 2009.

Comparison of the three- and six-month periods ended February 28, 2010 and February 28, 2009

During the three- and six-month periods ended February 28, 2010 and February 28, 2009, we earned no revenues.

For the three-month periods ended February 28, 2010 and February 28, 2009, we incurred a loss of $129,757 and $6,939, respectively.  For the six-month periods ended February 28, 2010 and February 28, 2009, we incurred a loss of $188,407 and $14,861, respectively.  The increases for three- and six-month periods ended February 28, 2010 and February 28, 2009 are largely attributed to increases in accounting and audit expenses, consulting expenses, legal expenses, and travel expenses.

Period from inception, January 18, 2007 to February 28, 2010

Since inception, we have an accumulated deficit during the development stage of $298,216.

Liquidity and Capital Resources

As of February 28, 2010, we had $330,226 in cash and cash equivalents and a working capital deficiency of $215,866, including $525,000 payable for mineral properties.  During the three- and six-month periods ended February 28, 2010, our primary sources of cash were from issuance of shares of our common stock for both cash and debt .

For the six-month period ended February 28, 2010, we received net cash of $329,988.

In January 2010, we completed a private placement transaction, whereby we sold 4,674,200 shares of our common stock at $0.25 per share for proceeds of $1,168,550.

We believe the funds generated by the private placement are adequate to fund our anticipated cash needs through the next three months.  We anticipate that we will need to raise additional capital in order to execute our business plan.

Off-Balance Sheet Transactions.

There are no off-balance sheet transactions.

Contractual Obligations.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing this assessment, our management identified the following material weaknesses:

•
Our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and our Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We have been conducting and plan to conduct mineral exploration on our mineral properties.  The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property.  Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates.  If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;

•	fluctuations in production costs that may make mining uneconomical;

•	labor disputes;

•	unanticipated variations in grade and other geologic problems;

•	environmental hazards;

•	water conditions;

•	difficult surface or underground conditions;

•	industrial accidents;

•	metallurgical and other processing problems;

•	mechanical and equipment performance problems;

•	failure of pit walls or dams;

•	unusual or unexpected rock formations;

•	personal injury, fire, flooding, cave-ins, and landslides; and

•	decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates.  We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time are based upon estimates made by our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.  The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades, and operating costs that may prove inaccurate.  Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

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

Exploration and exploitation activities are subject to federal, state, and local laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment.  Exploration and exploitation activities are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received.  Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons.  Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

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

Our ability to explore and operate our properties depends on the validity of title to that property.  Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky.  These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work, and possible conflicts with other claims not determinable from descriptions of record.  We have not obtained a title opinion on any of our properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective.  There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.  We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Government regulation may adversely affect our business and planned operations.

Mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people, and other matters.  We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our properties.

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

In recent years, the U.S. Congress has considered a number of proposed amendments to the 1872 Mining Law.  If adopted, such legislation could, among other things:

•	impose a royalty on the production of metals or minerals from unpatented mining claims;

•	reduce or prohibit the ability of a mining company to expand its operations; and

•	require a material change in the method of exploiting the reserves located on unpatented mining claims.

All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Cobalt Canyon Project.  Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.

Amendments to current laws, regulations, and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in exploration expenses, capital expenditures, or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment, and fuel costs.

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

The capital required for exploration of mineral properties is substantial.  At some point in the future, we will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable.  New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us.  Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties.  Without successful sale or future development of our mineral properties through joint venture, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves.  Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties.  The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties.  If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.  Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

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

Our business is extremely dependent on gold, commodity prices, and currency exchange rates over which we have no control.

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

The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold.  The price of gold may also have a significant influence on the market price of our shares.  If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the daily London P.M. fix.

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810

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

We are dependent on the services of key executives, including our Chief Executive Officer, Behzad Shayanfar, and our President, Robert F. Reuld.  The above named officers have many years of experience and an extensive background in the mining industry in general.  We may not be able to replace that experience and knowledge with other individuals.  We do not have "Key-Man" life insurance policies on any of our key executives.  The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

Risks Associated with our Company

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $298,216 for the period from inception to February 28, 2010.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending August 31, 2010.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

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

Although our common stock is quoted on the OTCBB under the symbol “IROG.OB,” there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common shares are currently traded, but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2010, we completed the sale of 4,674,200 shares of our common stock for $0.25 per share in a private placement to several accredited investors.  We received aggregate proceeds of $1,168,550 from the financing.  We offered and sold the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name

10.3	Assignment Agreement, dated December 1, 2009, by and between the Registrant and Kingsmere Mining Ltd. (1)

10.4	Assignment Agreement, dated December 7, 2009, by and between the Registrant and Kingsmere Mining Ltd. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2009.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 16, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: April 12, 2010	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2010	By:	/s/ Robert J. Reukl
Robert J. Reukl, President and Chief Financial Officer (Principal Financial Officer)