Form 10-Q
period 2010-05-31
Ironwood Gold Corp
filed 2010-07-13
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2010

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2010
Common stock, $.001 par value	87,749,200

IRONWOOD GOLD CORP.
FORM 10-Q

May 31, 2010

INDEX
PAGE
PART I—FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets as of May 31, 2010 (Unaudited) and August 31, 2009 (Audited)	3

Condensed Statements of Operations for the three- and nine-month periods ended May 31, 2010 and 2009 and for the period from January 18, 2007 (inception) to May 31, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the nine-month periods ended May 31, 2010 and 2009 and for the period from January 18, 2007 (inception) to May 31, 2010 (Unaudited)	5

Condensed Statements of Stockholders’ Deficiency (Unaudited) at January 18, 2007 (inception), at August 31, 2007, at August 31, 2008, at August 31, 2009, and at May 31, 2010	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II—OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Reserved	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signature Page	21

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 19, 2009.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As of May 31, 2010	As of August 31, 2009 (Audited)

Assets

Current
Cash and cash equivalents	$190,667	$278

Mineral properties (Notes 2 and 3)	1,194,575	-

	1,385,242	278
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	36,240	17,775
Payable for mineral property	525,000	-
Due to related party (Note 6)	6,862	6,862

	568,102	24,637
Stockholders’ deficiency
Common stock (Note )
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
31 May 2010 – 87,749,200 common shares
31 August 2009 – 48,500,000 common shares	87,749	48,500
Capital in excess of par value	1,189,176	36,950
Deficit	(459,785)	(109,809)

	817,140	(24,359)

	$1,385,242	$278

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three-month period ended May 31, 2010	For the three-month period ended May 31, 2009	For the nine-month period ended May 31, 2010	For the nine-month period ended May 31, 2009	For the period from the date of inception on January 18, 2007 to May 31, 2010

Expenses
Accounting and audit	$17,825	$500	$44,175	$1,500	54,675
Bank charges	285	20	770	60	1,155
Consulting	68,057	1,050	113,057	3,150	141,332
Exploration (Note 2)	21,379	-	32,755	-	42,755
Filing fees	1,171	262	5,032	788	9,729
Investor relations	1,770	-	4,355	-	4,355
Legal	44,823	-	86,928	-	91,571
Management fees (Notes 7, 8 and 10)	-	3,000	2,000	9,000	33,000
Office and miscellaneous expenses	-	481	801	1,828	8,484
Rent (Notes 7, 8 and 10)	-	900	900	2,700	10,200
Transfer agent	170	-	1,682	2,049	5,008
Travel	6,089	-	57,521	-	57,521

Net loss for the period	(161,569)	(6,213)	(349,976)	(21,075)	(459,785)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares used in per share calculations	$87,749,200	$48,500,000	$78,940,918	$48,500,000

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine-month period ended May 31, 2010	For the nine-month period ended May 31, 2009	For the period from the date of inception on January 18, 2007 t0 May 31, 2010
Cash flows used in operating activities
Net loss for the period	$(349,976)	$(21,075)	$(459,785)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	3,350	13,050	48,300
Changes in operating assets and liabilities
Payable for mineral property	525,000	-	525,000
Increase in accounts payable and accrued liabilities	18,465	2,125	36,240
	196,839	(5,900)	149,755
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(645,000)	-	(645,000)

Cash flows from financing activities
Increase in due to related party (Notes 7, 8 and 10)	-	291	6,862
Common shares issued for cash (Note 8)	638,550	-	679,050
	638,550	291	685,912
Increase (decrease) in cash and cash equivalents	190,389	(5,609)	190,667
Cash and cash equivalents, beginning of period	278	6,513	-
Cash and cash equivalents, end of period	$190,667	$904	$190,667
Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
Balance at 18 January 2007 (inception)
Issuance of common shares for cash – 8 August 2007 (Note 8)	$100,000,000	$100,000	$(98,000)	$-	$2,000
Issuance of common shares for cash – 31 August 2007 (Note 8)	38,500,000	38,500	-	-	38,500
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	10,150	-	10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007	-	-	-	(27,074)	(27,074)
Balance at 31 August 2007	138,500,000	138,500	(87,850)	(27,074)	23,576
Common shares returned to treasury and cancelled	(90,000,000)	(90,000)	90,000	-	-
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(52,709)	(52,709)
Balance at 31 August 2008	48,500,000	48,500	19,550	(79,783)	(11,733)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(30,026)	(30,026)
Balance at 31 August 2009	48,500,000	48,500	36,950	(109,809)	(24,359)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	3,350	-	3,350
Share subscriptions received in advance	-	-	74,550	-	74,550
Common shares issued for mineral property 28 October 2009 (Note 8)	17,075,000	17,075	-	-	17,075
Common shares issued for mineral property 30 November 2009 (Note 8)	500,000	500	-	-	500
Common shares issued for mineral property 1 December 2009 (Note 8)	10,000,000	10,000	-	-	10,000
Common shares issued for mineral property 7 December 2009 (Note 8)	7,000,000	7,000	-	-	7,000
Share issues for subscriptions received in advance – 13 January 2010	298,200	298	(298)	-	-
Issuance of common shares for cash – 13 January 2010 (Note 8)	2,316,000	2,316	576,684	-	579,000
Share issue costs	-	-	(15,000)	-	(15,000)
Common shares issued for debt used to acquire mineral property - 13 January 2010 (Note 3 and 8)	2,060,000	2,060	512,940	-	515,000
Net loss for the period	-	-	-	(349,976)	(349,976)
Balance at 31 May 2010	$87,749,200	$87,749	$1,189,176	$(459,785)	$817,140

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on January 18, 2007 with the authorized common stock of 500,000,000 shares at $0.001 par value.  The Company was organized for the purpose of acquiring and developing mineral properties.  On October 6, 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp.”  On October 8, 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp., and the name of the merged entity was change to Ironwood Gold Corp.

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises,” and Industry Guide 7 of the Securities and Exchange Commission Industry Guide.  The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises.  The Company’s fiscal year end is August 30.

These financial statements as of May 31, 2010 and for the nine-month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss for the nine-month period of $349,976 (2009 – $21,075, cumulative – $459,785) and has working capital deficit of $377,435 at May 31, 2010 (August 31, 2009 - $24,359).

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

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

The accompanying notes are an integral part of these financial statements.

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

Mineral property costs

The Company has been in the exploration and development stage since its formation on January 18, 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

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

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine.  The amount charged is based on management’s estimation of reclamation costs to be incurred.  The accrued liability is reduced as reclamation expenditures are made.  Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.  To date, the Company has not incurred any reclamation costs.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

3.	Mineral Properties

On October 28, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”) in exchange for an aggregate of 17,075,000 shares of our common stock and commitments to pay $495,000 over the next twelve months. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”), dated January 31, 2009, wherein KML acquired an exclusive option to acquire the Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”), dated April 15. 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement (Notes 7 and 8).

On November 30, 2009, the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company has issued 500,000 shares of our common stock and a cash sum of $65,000 is payable in consideration for the assignment of the rights (Notes 7 and 8).

The Company has a work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the properties at this point.

On December 1, 2009, the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”).  The Company agreed to issue an aggregate of 10,000,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  The Company will obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.

The Company is working on the 43-101 compliant technical report on the Haystack property and has determined that there is no impairment in value of the property at this point.

On December 7, 2009, the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”).  The Company agreed to issue an aggregate of 7,000,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  The Company will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.

The accompanying notes are an integral part of these financial statements.

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

During the nine months ending May 31, 2010 the Company repaid in full the demand loan issued on October 1, 2009.  The balance owing as of May 31, 2010 was $Nil (2009 – $Nil).

6.	Due to related parties

As of May 31, 2010, former officers and directors had advanced a no interest demand loan of $6,862 (2009 $6,829) to settle outstanding debts (Note 7).

7.	Related Party Transactions

During the nine-month period ended May 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $9,000, cumulative – $33,000), rent in the amount of $900 (2009 – $2,700, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 8 and 10).

During the nine-month period ended May 31, 2010, no loans were provided by officers and directors of the Company (2009 – $291) (Note 6).

On 28 October 2009, 50,000 common shares of the Company, valued at $50, were issued to a director of the Company as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Notes 3 and 8).

At May 31, 2010, directors and officers of the Company owned 2.9%, 2,515,810 of the outstanding common shares and 100% 5,000,000 of the outstanding Options.

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

The accompanying notes are an integral part of these financial statements.

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

On October 28, 2009, 17,075,000 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Notes 3 and 7).

On November 30, 2009, 500,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3).

On December 1, 2009, the Company entered into the Assignment Agreement with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 10,000,000 shares of our common stock valued at $10,000 (Note 3).

On December 7, 2009, the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 7,000,000 shares of our common stock valued at $7,000 (Note 3).

On January 13, 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share for gross proceeds of $1,168,550.  The Company issued 2,316,000 common shares for net cash proceeds of $579,000, being gross proceeds of $594,000 less share issue costs of $15,000.  In addition the Company issued 2,060,000 in exchange for the cancellation of $515,000 of the $1,025,000 owed KML under the mineral property acquisition agreements (Note 3).

During the nine-month period ended May 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $9,000, cumulative – $33,000), rent in the amount of $900 (2009 – $2,700, cumulative – $10,200) and for telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 7 and 10).

Stock Options

The Company has a stock option plan (the “Plan”) whereby the Board of Directors (the “Board”) is authorized to grant options to a rolling ceiling of 10% of the issued and outstanding common shares of the Company.

Options to purchase common shares have been granted to directors at exercise prices determined by the Board by reference to the fair market value on the date of the grant.  The terms of the option and the option price are determined by the Board at the time of grant, subject to the terms of the Plan.  Options awarded have a maximum term of ten years after the date of the grant.

On April 20, 2010, the Company granted an aggregate of 6,250,000 incentive options to various directors and officers of the Company.  The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30, 2010.  The exercise price of the options is $0.31 each and they are exercisable until April 20, 2020.  No options were vested at the end of the quarter ended May 31, 2010.

The accompanying notes are an integral part of these financial statements.

Stock-based compensation expense

Options granted to directors and officers of the Company will be accounted for using the Black-Scholes option pricing model and recoded as the options vest.  As no options had vested at the end of the quarter ended May 31, 2010, no stock based compensation was recorded.

9.	Income Taxes

The Company has losses carried forward for income tax purposes to May 31, 2010.  There are no current or deferred tax expenses for the period ended May 31, 2010 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine-month period ended May 31, 2010	For the nine-month period ended May 31, 2009

Refundable federal tax asset attributable to:
Current operations	$118,992	$7,166
Contributions to capital by related party	(986)	(3,978)
Less: Change in valuation allowance	$(118,006)	$(3,188)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as of May 31, 2010 and August 31, 2009 is as follows:

	As of May 31, 2010	As of August 31, 2009 (Audited)

Net operating loss carryforward	$459,785	$69,509

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	141,639	23,633
Less: Valuation allowance	(141,639)	(23,633)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The accompanying notes are an integral part of these financial statements.

As of May 31, 2010, the Company has an unused net operating loss carry forward balance of approximately $459,785 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on January 18, 2007 to February 28, 2010	For the nine-month period ended May 31, 2010	For the nine-month period ended May 31, 2010
Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On October 28, 2009, the Company issued 17,075,000 common shares, valued at $17,075, as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Notes 3 and 8).

On November 30, 2009, the Company issued 500,000 common shares, valued at $500, as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Notes 3 and 8).

On January 12, 2010, the Company completed a private placement and issued 2,060,000 common shares at $0.25 per share in exchange for the cancellation of $515,000 owed KML (Notes 7 and 10).

On January 13, 2010, the Company issued 10,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Haystack Property located in Pershing County, Nevada (Notes 3 and 8).

On January 13, 2010, the Company issued 7,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Rock Creek property located in Elko County, Nevada (Notes 3 and 8).

During the nine-month period ended May 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $9,000, cumulative – $33,000), rent in the amount of $900 (2009 – $2,700, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 7 and 8).

11.	Subsequent events

There are no subsequent events during the period from the period ended May 31, 2010 to the date the financial statements were issued.

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

Background

Ironwood Gold Corp. (the “Company,” “we,” “our,” or “us”), formerly known as Suraj Ventures, Inc., was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring and developing mineral properties.  On October 27, 2009, we changed our name to Ironwood Gold Corp.

We are a mineral exploration stage company.  We are the registered and beneficial owner of a 100% interest in the Arjun Claim (the “Arjun Claim”) situated in the Republic of India.  To date, we have not conducted any exploration work on the Arjun Claim, and we have not generated any operating revenues since inception.  We do not plan to conduct any exploration work on the Arjun Claim going forward as we are now focused on our opportunities in North America.

On October 6, 2009, our two former directors gifted back to treasury for cancellation a total of 1,800,000 (90,000,000 post split) restricted common shares.  The cancellation of these share resulted in the issued and outstanding share capital being reduced to 970,000 (48,500,000 post split) common shares.

On October 27, 2009, we effected a 50-for-1 forward stock split to better position the Company for growth for the rest of 2009 and 2010 and to improve trading liquidity, broaden ownership, and enhance overall shareholder value.

In an effort to grow our Company, on October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp., whereby we acquired an undivided 100% right, title, and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”), in exchange for an aggregate of 17,075,000 shares of our common stock and an aggregate cash sum of $575,000.  Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”), dated January 31, 2009, wherein KML acquired an exclusive option to acquire the Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  We will obtain all right, title, and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

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

On December 1, 2009, we entered into an assignment agreement (the “Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  We will obtain all right, title, and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property. The Company is working on the 43-101 compliant technical report on the Haystack property and has determined that there is no impairment in value of the property at this point.

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

On January 13, 2010, the Company completed a private placement and issued 4,674,200 shares of common stock of the Company at a price of $0.25 per share for gross proceeds of $1,168,550.  The Company issued 2,316,000 shares of its common stock for net cash proceeds of $579,000, which was gross proceeds of $594,000 less share issue costs of $15,000.  In addition, the Company issued 2,060,000 shares in exchange for the cancellation of $515,000 owed to KML.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2009.  As of, and for the three months ended May 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed on November 19, 2009.

Comparison of the three- and nine-month periods ended May 31, 2010 and 2009

During the three- and nine-month periods ended May 31, 2010 and 2009, we earned no revenues.

For the three-month periods ended May 31, 2010 and 2009, we incurred a loss of $161,569 and $6,213, respectively.  For the nine-month periods ended May 31, 2010 and 2009, we incurred a loss of $349,976 and $21,075, respectively.  The increases for the three- and nine-month periods ended May 31, 2010 and 2009 are largely attributed to increases in accounting and audit expenses, consulting expenses, exploration expenses, legal expenses, and travel expenses.

Period from inception, January 18, 2007 to May 31, 2010

Since inception, we have an accumulated deficit during the development stage of $459,785.

Liquidity and Capital Resources

As of May 31, 2010, we had $190,667 in cash and cash equivalents and a working capital deficiency of $377,435, including $525,000 payable for mineral properties.  During the three- and nine-month periods ended May 31, 2010, our primary sources of cash were from issuance of shares of our common stock for both cash and debt.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine months ended May 31, 2010, we received net cash of $196,839 in operations and used net cash of $645,000 in investing activities.  Net cash from operating activities reflected an increase in payable for mineral property and an increase in accounts payable and accrued liabilities of $525,000 and $18,465, respectively.  Net cash used in investing activities reflected the acquisition of a mineral property interest.

For the nine-month period ended May 31, 2010, we raised $638,500 from the issuance of common stock.

Our current cash requirements are significant due to planned exploration and development of current projects.  We anticipate beginning to drill on our mineral properties in the next 3 months.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations.  Such working capital will most likely be obtained through equity or debt financings until such time as we reach the production stage.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our former and present management feel the weaknesses identified above, being the latter three, have not had any material affect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

We will endeavor to correct the above noted weaknesses in internal control once we have adequate funds to do so.  Appointing independent members and using the services of an expert on the Audit Committee will greatly improve the overall performance of the Audit Committee.  With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of our officers and staff will facilitate better internal control procedures.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Name

10.1	Ironwood Gold Corp. 2010 Equity Incentive Plan (1)

10.2	Form of Non-Qualified Stock Option Agreement for 2010 Equity Incentive Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications
_______________

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on May 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: July 13, 2010	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2010	By:	/s/ Robert J. Reukl
Robert J. Reukl, President and Chief Financial Officer (Principal Financial Officer)