Form 10-K
period 2010-08-31
Ironwood Gold Corp
filed 2010-11-30
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2010

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number:   000-53267

IRONWOOD GOLD CORP.
(Exact name of registrant as specified in charter)

Nevada	74-3207792
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

7047 E. Greenway Parkway, #250
Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

888-356-4942
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.   ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 26, 2010 was approximately $30,980,115 based upon the closing price of $0.45 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 23, 2010, there were 83,199,200 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

TABLE OF CONTENTS

i

PART 1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

As used in this Form 10-K, “we,” “us,” and “our” refer to Ironwood Gold Corp., which is also sometimes referred to as the “Company” or “Ironwood.”  In addition, references to “dollars” and “$” are to United States dollars.

ITEM 1.                  BUSINESS.

History

Ironwood Gold Corp., formerly known as Suraj Ventures, Inc., was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring, exploring and developing mineral properties.  On October 27, 2009, we changed our name to Ironwood Gold Corp.

We are a mineral exploration stage company building a strong portfolio of exploration properties containing known deposits of gold.  We have targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today, with three significant properties being located in proximity to a number of major producing companies.  Having assembled an expert team and developed a business relationship with Teck Resources, Ltd., we have already received four independent N.I. 43-101 reports.

The Rock Creek Project is a joint venture with Teck Resources, Ltd.  Rock Creek is 1,640 acres in size and is located in the prolific Carlin Trend of Nevada which has produced 50 millions ounces of gold to date.  A N.I. 43-101 compliant report of the property was completed in 2008 and recommended extensive exploration to test known targets for gold mineralization.

Our wholly-owned property is the 696-acre Cobalt Canyon Project, comprising 54 unpatented mining claims and 3 patented claims located in Lincoln County, Nevada, in the historic Chief Mining District.  Gold, silver, and lead production was first recorded in the Chief District in 1868.  A N.I. 43-101 compliant report of the property was completed in 2008, and this, combined with historic drill data by Homestake, Barrick, and others, encourages further development and exploration of the property as a potential gold deposit with economically recoverable gold ore.

Our Haystack Gold Mine Project (“Haystack”) is located in Pershing County, Nevada, approximately 70 km west of Winnemucca and encompasses 60 federal mining claims of the Solo group covering 1,110 acres.  Gold-bearing quartz veins hosted in granodiorite were discovered in 1914 in the Haystack district and a stamp mill was erected two miles to the northeast during 1915.  The recently completed N.I. 43-101 compliant report found the potential for significant gold deposits in the property’s contact zone with granitoid rock and encouraged further development and exploration of the property.  The Haystack area represents an opportunity to pursue a Pogo/Fort Knox–type intrusion related gold target.

Our mining properties are discussed in further detail below.

Industry

By industry standards, there are generally four types of mining companies.  We are considered an “exploration stage” company.  Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits.  “Junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production.  “Mid-tier” and large mining “senior” companies may have several projects in production plus several million ounces of gold in reserve.

The gold mining and exploration industry has experienced several factors recently that are favorable to our Company, as described below.

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,421 in November 2010.  This current price level has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many.  Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold at our properties.

Further, gold reserves have generally been declining for a number of years for the following reasons:

•	the extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies, and
•	the demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long term process.  Due to the extended time frame it takes to explore, develop, and bring new production on-line, the large mining companies are facing an extended period of lower gold reserves.  Accordingly, junior companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past several years have come from a weakened U.S. dollar.  Reasons for the lower dollar compared to other currencies include, but are not limited to, the historically low U.S. interest rates, the weak U.S. economy, the increasing U.S. budget and trade deficits, and the general worldwide political instability caused by the war on terrorism.

Recent Events

Some of our more significant recent events include the following:

On October 26, 2009, our two former directors gifted back to treasury for cancellation a total of 1,800,000 (90,000,000 post split) restricted common shares.  The cancellation of these shares resulted in the issued and outstanding share capital being reduced to 970,000 (48,500,000 post split) common shares.  On October 27, 2009, we effected a 50-for-1 forward stock split.

In an effort to grow our Company, on October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”), whereby we acquired an undivided 100% right, title, and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Cobalt Canyon Property”), in exchange for an aggregate of 17,075,000 shares of our common stock and an aggregate cash sum of $575,000.  Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”), dated January 31, 2009, wherein KML acquired an exclusive option to acquire the Cobalt Canyon Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Cobalt Assignment Agreement”) dated April 15, 2009.

On November 30, 2009, we entered into a purchase agreement with KML (“Purchase Agreement”), whereby we acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project encompasses a total of  696 acres in the Chief or Caliente mining district of southeastern Nevada.  We agreed to issue 500,000 shares of our common stock and a cash sum of $65,000 in consideration for the assignment of the rights.  We have a work program planned for the Cobalt properties, based on the recommended exploration program identified in the N.I. 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the properties at this point.  On August 16, 2010, exploratory drilling at the Cobalt Canyon Property in Nevada commenced.  The drill program consists of six initial drill holes at a number of previously identified, and in some instances historically productive, locations known as the Gold Chief, Soa, Contact, Old Democrat, Advance and Gold Stake Mines all located within the property boundaries.  On August 26, 2010, KML agreed to the cancellation of all 500,000 shares of common stock issued to KML pursuant to the Purchase Agreement.  Except for the cancellation of the 500,000 shares noted above, the Purchase Agreement is still in full force and effect.

On December 1, 2009, we entered into an assignment agreement (the “Haystack Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  We will obtain all right, title, and interest to the Haystack Property from KML and Teck pursuant to the terms of the Haystack Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.  On June 07, 2010, we announced the receipt of a N.I. 43-101 compliant report undertaken by Crosby Consulting & Exploration Services regarding the Haystack Property.  The report provides key details regarding the mineral assets and provides detailed exploratory recommendations.  On August 26, 2010, KML agreed to the cancellation of all 8,500,000 shares of common stock issued to KML pursuant to the Haystack Assignment Agreement.  Except for the cancellation of the 8,500,000 shares noted above, the Haystack Assignment Agreement is still in full force and effect.

On December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).  We agreed to issue an aggregate of 7,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in and to the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  We will obtain all right, title, and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.  We have a work program planned for the Rock Creek property, based on the recommended exploration program identified in the N.I. 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the property at this point. On August 26, 2010, KML agreed to the cancellation of all 5,950,000 shares of common stock issued to KML pursuant to the Rock Creek Assignment Agreement.  Except for the cancellation of the 5,950,000 shares noted above, the Rock Creek Assignment Agreement is still in full force and effect.

On January 13, 2010, we completed a private placement and issued 4,674,200 shares of common stock of the Company at a price of $0.25 per share for gross proceeds of $1,168,550.  We issued 2,316,000 shares of Company common stock for net cash proceeds of $579,000, which was gross proceeds of $594,000 less share issue costs of $15,000.  In addition, we issued 2,060,000 shares of Company common stock in exchange for the cancellation of $515,000 owed to KML.

Beginning September 27, 2010 through October 21, 2010, we conducted a financing whereby we entered into a standard form of Securities Purchase Agreement with certain accredited investors pursuant to which such investors agreed to purchase in the aggregate up to 5,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for aggregate gross proceeds of $265,000.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands.  The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state governments, tribal governments, and individuals or entities that currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies.  Permits include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit,” “Air Quality Permit,” “Water Quality Permit,” “Industrial Artificial Pond Permit,” and several other health and safety permits.  These permits are and will be subject to amendment or renewal during our operations.  Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, we have no reason to believe that necessary permits will not be issued in due course.  The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time.  The cost will vary for each project when initiated and could be material.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service.  Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”).  The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking.  Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations.  These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.  Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.  Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government.  These lands can be acquired for exploration and mining through lease or purchase from the owners.  Tribal lands are those lands that are under control by sovereign Native American tribes.  Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Competitive Business Conditions

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources.  Of the four types of mining companies, we believe junior mining companies represent the largest group of gold companies that are publicly listed.  All four types of mining companies may have projects located in any of the gold producing continents of the world and many have projects located in Nevada.  Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States and other areas where we may conduct exploration activities.  Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties.  From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties.  Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties.  Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel.  The gold and silver exploration and mining industry is fragmented, and we are a very small participant in this sector.  Many of our competitors explore for a variety of minerals and control many different properties around the world.  Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have.  Accordingly, given the significant competition for gold and silver exploration properties, we may be unable to continue to acquire interests in attractive gold and silver mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and/or silver and other precious metals if they were to be produced from any of the properties we currently have interests in.  The price of precious metals can be affected by a number of factors beyond our control, including:

•	fluctuations in the market prices for gold and silver;
•	fluctuating supplies of gold and silver;
•	fluctuating demand for gold and silver; and
•	mining activities of others.

If we find gold and/or silver mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek significant additional capital through equity or debt financing to develop, mine and sell our production.  Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers.  In the event we should find economic concentrations of gold or silver mineralization and were able to commence production, we do not believe that we would have any difficulty selling the gold or silver we would produce.

We do not engage in hedging transactions and we have no hedged mineral resources.

Compliance with Government Regulations

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased.  With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties.  Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all the related state laws in Nevada, some of which are discussed in more detail below.

The state of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining operations in the state.  The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities.  New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations.  The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

We plan to secure all necessary state and federal permits for our exploration activities and we intend to file for the required permits to conduct our exploration programs as necessary.  These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service.  Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit.  We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to the properties in which we have an interest.  Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits.  The cost of remediation work varies according to the degree of physical disturbance.  It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

Environmental Regulation

As noted above, mining activities at and on our properties are subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain state laws governing the discharge of pollutants and the use and discharge of water.  Various permits from federal and state agencies are required under many of these laws.  Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

These laws and regulations are continually changing and, as a general matter, are becoming more restrictive.  Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities.  To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances.  Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release.  This liability could include response costs for removing or remediating the release and damages to natural resources.  The properties in which we have certain interests, because of past mining activities, could give rise to potential liability under CERCLA.

Under the Resource Conservation and Recovery Act (“RCRA”) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities.  RCRA costs may also include corrective action or clean up costs.  The majority of the waste which is produced by such operations is “extraction” waste that Environmental Protection Agency (“EPA”) has determined not to regulate under RCRA’s “hazardous waste” program.  Instead, the EPA is creating a solid waste regulatory program specific to mining operations under the RCRA.  Of particular concern to the mining industry is a proposal by the EPA entitled “Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act” (“Strawman II”) which, if implemented, would create a system of comprehensive Federal regulation of the entire mine site.  Many of these requirements would be duplicates of existing state regulations.  Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine.  To implement Strawman II the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress’ reauthorization of RCRA.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment.  All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws.  Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal Clean Water Act, point-source discharges are regulated by the National Pollution Discharge Elimination System program.  Stormwater discharges also are regulated and permitted under that statute.  Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into waters of the United States, including wetlands.  All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (“NEPA”) requires an assessment of the environmental impacts of major federal actions.  The federal action requirement must be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals.  NEPA does not establish any substantive standards, but requires the analysis of any potential impacts.  The scope of the assessment process depends on the size of the project.  An Environmental Assessment (“EA”) may be adequate for smaller projects.  An Environmental Impact Statement, which is much more detailed and broader in scope than an EA, is required for larger projects.  NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (“ESA”) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior.  The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat.  Under the ESA, endangered means that a species is in danger of extinction throughout all or a significant portion of its range.  The term threatened under such statute means that a species is likely to become endangered within the foreseeable future.  Under the ESA, it is unlawful to take a listed species, which can include harassing or harming members of such species or significantly modifying their habitat.  Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation.  If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements.  Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics.

Capital Equipment and Expenditures

During the year ended August 31, 2010, our efforts were primarily focused on exploring potential mining opportunities; therefore, no material capital equipment was acquired by us.

Employees

We currently use the services of subcontractors for manual labor exploration work on our claims.  At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us.  We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any employee.

Investment Policies

We do not have an investment policy at this time.  Any excess funds the Company has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or additional funds held by our Company.   Presently we do not have any excess funds to invest.

Corporate Information

Our principal executive office is located at: 7047 E. Greenway Parkway, #250, Scottsdale, Arizona, 85254.  Our telephone number at that address is 888-356-4942.  Our website address is www.ironwoodgold.com.  The information on our website is not a part of this Annual Report on Form 10-K.

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

We have been conducting and plan to conduct mineral exploration on our mineral properties.  The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property.  Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates.  If we are unable to establish the presence of commercially exploitable reserves of minerals on our properties our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates.  We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

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

A significant portion of the present Cobalt Canyon, Rock Creek and Haystack projects’ land position is located on unpatented mining claims located on U.S. federal public lands.  The rights to use such claims are granted under the Mining Law of 1872.  Unpatented mining claims are unique property interests in the United States, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment.

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

The capital required for exploration of mineral properties is substantial.  From time to time, we will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable.  New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us.  Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties.  Without successful sale or future development of our mineral properties through joint venture, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

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

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810
2010	1,421	1,058

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing properties will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation.  This results in uncertainties that cannot be reasonably eliminated from the estimation process.  Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations.  Acceptance of these uncertainties is part of any mining operation.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our Chief Executive Officer, Behzad Shayanfar, and our President, Robert F. Reukl.  The above named officers have many years of experience and an extensive background in the mining industry in general.  We may not be able to replace that experience and knowledge with other individuals.  We do not have “Key-Man” life insurance policies on any of our key executives.  The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed beyond the first few months of our exploration program.  We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company.  We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues.  We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

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

Our common shares are currently traded under the symbol “IROG.OB,”, but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

ITEM 1B.                UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                   PROPERTIES.

Our principal executive office is located at 7047 E. Greenway Parkway, #250, Scottsdale, Arizona, 85254.  The principal offices are leased from Kierland Business Center in Scottsdale, AZ.  The lease has a one (1) year term signed in November, 2009 and is renewable.  We consider our existing facilities to be adequate for our foreseeable needs.  See further discussion below for a description of our mineral properties.

Mineral Properties

We currently have rights to three significant properties located in Nevada. Figure 1 displays the mining properties discussed in this Annual Report.  See below for further description as well as “Item 1. Business” for details on our acquisition of certain rights and interest in the properties.

ROCK CREEK PROPERTY
HAYSTACK PROPERTY
COBALT CANYON PROPERTY
NEVADA
OREGON
IDAHO
UTAH
ARIZONA
McDermitt
Winnemucca
Wells
Elko
Battle Mountain
Lovelock
Humboldt River
Pyramid Lake
Great Salt Lake
Sparks
Reno
Austin
Eureka
Ely
Carson City
Lake Tahoe
Walker Lake
Hawthorne
Mono Lake
Tonopah
YOSEMITE NATIONAL PARK
Caliente
San Joaquin River
KINGS CANYON NATIONAL PARK
SEQUOIA NATIONAL PARK
Beatty
Indian Springs
Overton
Las Vegas
Henderson
Lake Mead
LAKE MEAD NATIONAL RECREATION AREA
Kern River

Figure 1.  Map showing the locations of the Nevada mining properties discussed in this Annual Report.

Cobalt Canyon Property

As discussed above, on October 28, 2009, we entered into an acquisition agreement with KML and IMC, whereby we acquired an undivided 100% right, title, and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project.

Location, Claims, Geology & Mineralization

The Cobalt Canyon project is located in the Chief or Caliente mining district of southeastern Nevada, on the east flank of the Chief Range about 115 miles northeast of Las Vegas and 5 miles north of the town of Caliente.  The Cobalt Canyon project is in Lincoln County in high desert at an elevation of about 6,000 feet.  Access to the project is good by paved highway and 4-wheel-drive gravel road.  Outcrop exposures are good, and old mine workings are accessible throughout the project and in relatively good shape.  Ely, Nevada, 113 miles north, is an active mining town with an experienced labor force.  Power is available in Meadow Valley approximately 4 miles to the east.  No surface water is available on the project, but groundwater has been reported in drill holes at depths of approximately 300 feet.  The Union Pacific Railroad follows U.S. Highway 93 from Caliente north past the access roads to the project.

The Cobalt Canyon project originally consisted of 22 unpatented claims (approximately 363 acres) and three patented claims covering 59 acres, for a total of approximately 422 acres of land.  As of November 30, 2009, the Company acquired an additional 32 claims covering 274 acres, therefore the project now encompasses 696 acres consisting of 57 claims in total.

The Chief Mining district lies on the east side of the Chief Range, composed principally of Late Proterozoic and Early Cambrian quartzite, Cambrian limestone, and Tertiary intrusive and volcanic rocks.  The Cobalt Canyon project is in a complex structural environment.  Three generations of faulting have been identified, and the property is located near a number of large crustal features.  The oldest episode of faulting is a north-striking, east dipping, low-angle fault, the Stampede Detachment Fault, which manifests as a breccia up to 20m thick. The second faulting event consisted of a major Miocene episode of high-angle strike-slip, oblique-slip and normal faulting and low-angle normal/detachment faulting, and was likely contemporaneous with mineralization. These faults likely formed the pathways for the mineralizing fluids in the district, and the mineralized Old Democrat Fault is of this era.

The Cobalt Canyon project presents three types of mineralization for exploration: high-angle vein mineralization, high-angle/detachment intersections, and disseminated porphyry mineralization. All three types of mineralization could be potentially suited to bulk-tonnage, open-pit mining, principally for gold; favorable results could also give rise to a higher-grade underground operation in the high-angle or detachment intersection settings.  The first exploration objective is to determine the lateral and vertical extensions of known mineralization in the high-angle structures such as the Old Democrat Fault.  Geologic mapping and sampling should have and will focus on this type of mineralization.  The second exploration objective is to identify intersections between high-angle mineralized structures and the low-angle Stampede Detachment Fault such as at the Gold Chief Mine. The third exploration objective—a longer-term goal—is to test the district’s potential for porphyry-style mineralization.

We believe that the project deserves substantial exploration and on August 16, 2010, exploratory drilling at the Cobalt Canyon property in Nevada commenced.  The drill program consists of six initial drill holes at a number of previously identified, and in some instances historically productive, locations known as the Gold Chief, Soa, Contact, Old Democrat, Advance and Gold Stake Mines all located within the property boundaries.  A total of seven Reverse Circulation drill holes totaling 3500 feet have been successfully completed at the Cobalt Canyon property.  From a preliminary perspective, we are encouraged with the overall results.  All of the drill holes contained disseminated sulphides of pyrite, arsenopyrite, tetrahedrite, tennantite, rare native silver and sphalerite.  All notable samples of interest have been shipped to the American Assay Laboratory in Elko, Nevada for a thorough analysis.

Ultimately, our efforts are aimed at validating the project’s ability to support the establishment of a viable commercial mining operation by accurately assessing gold/silver tonnages and grades across the claims.

Rock Creek Property

On December 7, 2009, we entered into an assignment agreement with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).

Location

The Rock Creek Property is located in the Tuscarora Mountains of north-central Nevada, in Elko County.  The center of the Rock Creek Property is approximately 12 miles northwest of the old mining town of Tuscarora, which in turn is about 38 miles northwest of the town of Elko.  Elko is the county seat, and lies on Interstate Highway I-80 about halfway between Reno, Nevada and Salt Lake City, Utah.  The property in the project area together add up to 82 unpatented lode mining claims, with each claim covering 20 acres.  It is approximately 5 miles by 1 mile (maximum dimensions) and covers an area of about 1640 acres.  From Reno, Nevada, access to the Rock Creek Project area is by Interstate Highway I-80 east for about 280 miles to Elko (Exit 301 on I-80), then north on paved State Highway 225 for about 26 miles, then northwest on paved State Highway 226, and then turning off to the west onto gravel roads, in the Tuscarora area.

Access is also available from Near Midas along gravel roads.  Elko is located on the Humboldt River, which has I-80 and a transcontinental railway along its course through northern Nevada.  Elko has a regional airport with helicopter services available.  Elko is the service centre for mining activities in the Jerritt Canyon District and the Carlin Trend.  Gold is currently being recovered from large mining operations at Jerritt; the Capstone, Meikle, Betze/Post, Genesis/Bluestar, Lantern and Carlin mines; the Gold Quarry and Mac mines; the Rain mine; and the Ken Snyder mine at Midas (a total >4m ounces produced in 2002). Given all the mining activity in the region, it is anticipated that sufficient infrastructure and manpower could be made available locally to support a mining operation at the Rock Creek Property.

Previous Exploration and Drilling

Industrial scale exploration of the region began in the 1960’s following the discovery of the Carlin deposit, and included: drilling in the Rock Creek property (Red Cow area) in 1983-84 by Shell Oil and in the 1990’s by Western States Minerals.  At the Rock Creek property, gold mineralization was discovered at Red Cow Creek in 1982 during a reconnaissance exploration program funded by Shell Oil Company.   According to BLM records, companies that previously held claims covering or included within the Rock Creek property include: Shell Oil Co. 1978-90, Homestake Mining Co. 1981-88, Cruson and Pansze 1983-84, Newmont Mining Co. 1991-94, and Western States Minerals 1994-1998.

Claims

The Rock Creek Property consists of 82 unpatented lode mining claims arranged in two groups: The northern group consists of 67 contiguous “Bluto” claims (1340 acres), in the “Red Cow” area (named after Red Cow Creek). The Bluto claims are located in Sections 29 and 32 of T41N, R50E, and in Sections 1 and 2 of T40N, R49E, MDB&M. About half a mile to the south, the second group consists of 15 contiguous “Dry” claims (300 acres), in the “Falcon” area (named after the adjacent Falcon mine). The Dry claims are located in Sections 12 and 13 of T40N, R49E, MDB&M.  Teck acquired the Bluto and Dry claims in 1999, and interpreted the target to be a classic volcanic-hosted gold-silver epithermal system with the potential for high-grade, underground mineable, gold-silver veins.  Teck took 67 rock chip samples along the entire strike length of altered and mineralized volcanics.  Two of the three samples with the highest gold grade, and six of the nine samples with the second highest gold grade, were taken within the Rock Creek property.

We have the right to acquire a 100% interest in these 82 claims comprising the Rock Creek Property.  The terms of this option provide for minimum annual work expenditures, annual property payments, a net smelter return royalty, and a back-in right for Teck.

Exploration Potential

The objective on the Rock Creek Property is to define a deep drilling target that may lead to the discovery of Carlin-type gold mineralization hosted in Palaeozoic sediments, preferably in the “lower plate” rocks.  This property has already been the subject of several concerted exploration efforts.  Although these efforts were directed primarily at discovering near-surface gold/silver resources, the data already collected could substantially aid in the campaign of exploring for deeper Carlin-type targets.

The Rock Creek Property is underlain by a classic epithermal volcanic-hosted gold-silver epithermal system.  The extensive alteration and total size of the system, at greater than 9 km in strike length, indicate potential for discovery of significant mineralization.

In the northern Falcon and Red Cow areas, alteration and textural features suggest that the current surface may lie above potential high-grade Au-Ag mineralization at depth.  Given these features and its location in gold-rich north central Nevada and proximity and similarity to the Midas high-grade epithermal vein discoveries, the Rock Creek Property may have potential for the discovery of similar high grade, underground mineable, bonanza Au-Ag vein systems.

We plan to develop and complete a thorough exploration program and to drill test the project in preparation for further development.   In furtherance thereof, on October 12, 2010, the soil sampling program at our Rock Creek Property concluded.  Over five hundred MMI and 152 soil gas samples have been sent for laboratory analysis.  We are in the process of contacting drilling operators such that shortly after the geochemical and geophysical results have been evaluated, bids for drilling operations can be solicited.

Haystack Property

On December 1, 2009, we entered into an assignment agreement with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  The terms of this option provide for minimum annual work expenditures, annual property payments, a net smelter return royalty, and a back-in right for Teck.

Location, History, Geology & Claims

The Haystack Property consists of 60 unpatented lode mining claims arranged in one group.  The SOLO claims are located in Sections 20 and portions of 19, 29 & 30 within Township 34N and Range 32E.  Teck is the registered owner of the 60 SOLO claims, which make up the Haystack Property.

The Haystack Property is located in Pershing County, Nevada, approximately 70 km west of Winnemucca and encompass sixty federal mining claims of the SOLO group covering 1.110 acres (450 ha).  From Reno, Nevada, access to the Haystack Property area is by Interstate Highway I-80 east for about 133 miles to Imlay (Exit 145 on I-80) to Pacific Ave, then to Lake Rd proceeding westerly to Jungo Rd, then north for about 7 miles to jeep roads on the left to the area of the Haystack Mine 1.5 miles to the west.

Gold-bearing quartz veins hosted in granodiorite were discovered in 1914 in the Haystack district.  Evidence from historic underground mining of these veins, grading approximately one ounce per ton, attests to presence of a mineralized system.  Past exploration has been sporadic, but demonstrates that two target types merit testing to fully evaluate the property: (1) large, low-grade intrusion-related gold; and (2) a system of stacked or laterally extending high-grade epithermal vein(s) or lying peripheral to the known mineralization.

Specifically, in 1914, three shafts, with workings on the 15, 60 and 80 foot levels, were developed at the Haystack (Lone Star) mine.  Approximately 1,380 tons of ore was extracted at a grade of about one ounce gold per ton, though local multi-ounce assays are also recorded.  The property lay dormant until the 1970’s when it was held by local prospectors.

Additional proximal veins host gold mineralization, but have not been fully evaluated.  More recently, during the 1980’s, evaluation of the property included underground sampling, poorly located surface sampling, a single 52m core hole drilled 30m NE of the main Haystack shaft, and possibly the drilling of approximately 20 air-track holes.  The target of this latter exploration appeared to be limited to shallow (< 100 ft.), open-pit mineable oxide gold mineralization.

The property is underlain by Triassic-Jurassic meta-sedimentary rocks, including slate and phyllite.  These rocks are locally overprinted by contact metamorphism related to several small intrusions of Cretaceous granodiorite, which in turn are cut by andesitic dikes.  Tertiary rocks are extensive south of the district and include tuff, basalt, and sedimentary rocks.  The east edge of the district lies adjacent to shallow alluvial pediment cover.  A bioite-granodiorlte body hosts the known gold-bearing veins, and is 350-500m wide and exposed for approximately 600m of strike length.

We plan to develop and conduct a systematic exploration program as soon as practicable and in furtherance thereof, on June 7, 2010, the Company announced the receipt of a N.I. 43-101 compliant report undertaken by Crosby Consulting & Exploration Services regarding the Company’s Haystack Property.  The report provides key details regarding the mineral assets and provides detailed exploratory recommendations.

ITEM 3.               LEGAL PROCEEDINGS.

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.               [REMOVED AND RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “IROG.”  The table below lists the high and low closing prices per share of our common stock since our stock was first traded on October 27, 2009, as quoted on the Over-the-Counter Bulletin Board.

Fiscal 2010	High	Low
First Quarter	$.85	$.81
Second Quarter	$.47	$.45
Third Quarter	$.35	$.32
Fourth Quarter	$.12	$.11

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

At November 23, 2010, there were 83,199,200 shares of common stock issued and outstanding that were held by approximately 79 shareholders of record.

Dividends

We have not declared any cash dividends in the two most recent fiscal years.  The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Securities authorized for issuance under equity compensation plans

On April 20, 2010, the Board of Directors of the Company approved the 2010 Equity Incentive Plan (the “Plan”), under which employees, directors and consultants of the Company are eligible to receive direct awards of shares or grants of non-qualified stock options, as determined by the administrator of the Plan at the time of grant.  Under the Plan, the maximum number of shares of Company common stock with respect to which awards may be granted under the Plan during a calendar year shall be limited, in the aggregate, to the number of shares of our common stock equal to ten percent of the number of outstanding shares of our common stock.  The following equity compensation table summarizes the foregoing:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	6,250,000	0.31	-
Total	6,250,000	$0.31	-

(1)
Under the Plan, the maximum number of shares of Company common stock with respect to which awards may be granted under the Plan during a calendar year shall be limited, in the aggregate, to the number of shares of our common stock equal to ten percent of the number of outstanding shares of our common stock.

Recent Sales of Unregistered Shares

Beginning September 27, 2010 through October 21, 2010, we conducted a financing whereby we entered into a standard form of Securities Purchase Agreement with certain accredited investors pursuant to which such investors agreed to purchase in the aggregate up to 5,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for aggregate gross proceeds of $265,000.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

ITEM 6.                 SELECTED FINANCIAL INFORMATION.

This information is not required because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report.  In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

OVERVIEW

Background

Ironwood Gold Corp., formerly known as Suraj Ventures, Inc., was incorporated on January 18, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mineral properties.  On October 27, 2009, we changed our name to Ironwood Gold Corp.

We specialize in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential.  The Company has targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today, with three significant properties being located in proximity to a number of major producing companies.  Having assembled an expert team and developed a business relationship with Teck Resources, Ltd., the Company has already received four independent N.I. 43-101 reports.

Our flagship property is the 1,640-acre Rock Creek Project, which is a joint venture with Teck Resources, Ltd.  A N.I. 43-101 compliant report estimated economically recoverable gold-equivalent resources.   Further, our wholly-owned property is the 696-acre Cobalt Canyon Project  comprising 54 unpatented mining claims and 3 patented claims located in Lincoln County, Nevada, in the historic Chief Mining District.  A N.I. 43-101 compliant report of the property was completed in 2008, and this, combined with historic drill data by Homestake, Barrick, and others, encourages further development and exploration of the property as a potential gold deposit with economically recoverable gold ore.  Additionally, our Haystack Gold Mine Project is located in Pershing County, Nevada, approximately 70 km west of Winnemucca and encompasses 60 federal mining claims of the Solo group covering 1,110 acres.  The recently completed N.I. 43-101 compliant report found the potential for gold deposits in the property’s contact zone with granitoid rock and encouraged further development and exploration of the property.  The Haystack area represents an opportunity to participate in a Pogo/Fort Knox–type intrusion related gold target.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our properties through the remainder of 2010 and in 2011.  We have funded our operations primarily through sales of our common stock, including most recently the sale of our common stock and warrants to purchase common stock to certain investors via private placement in September 27, 2010 through October 21, 2010.  We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines.  We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing.  No assurance can be made that that additional financing will be obtained.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.  Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex.  We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 2 of the Notes to the Financial Statements, and several of these critical accounting policies are as follows:

Basis of presentation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises (“GAAP”).

Cash and cash equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments.  Our financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and amounts due to related parties. Unless otherwise noted, it is management’s opinion that the we are not exposed to significant interest or credit risks rising from these financial instruments.  The fair values of our financial instruments approximate their carrying values, unless otherwise noted.

Mineral property costs.  We have been in the exploration and development stage since our formation on January 18, 2007 and we have not yet realized any revenues from planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.

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

As of August 31, 2010, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the our title.   Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs.  Our policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine.  The amount charged is based on management’s estimation of reclamation costs to be incurred.  The accrued liability is reduced as reclamation expenditures are made.  Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.  To date, we have not incurred any reclamation costs.

Long-lived assets. The carrying value of long-lived assets, including mineral property costs, is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Derivative financial instruments. The Company has not, as of August 31, 2010, entered into derivative instruments.

Income taxes. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We provide for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share. We present both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Foreign currency translation. Our functional and reporting currency is in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, as of August 31, 2010, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Results of Operations

            The discussion and financial statements contained herein are for our fiscal year ended August 31, 2010 and August 31, 2009.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Comparison of the Fiscal Year Ended August 31, 2010 and August 31, 2009

During the fiscal years ended August 31, 2010 and 2009, we earned no revenues from operations.

For the fiscal year ended August 31, 2010, we incurred a net loss of $831,398, an increase of $801,372 as compared to a net loss of $30,026 for the fiscal year ended August 31, 2009.  The increase in net loss for the period ended August 31, 2010 is primarily  attributed to increases in accounting and audit expenses, consulting expenses, exploration expenses, legal expenses, and travel expenses.

Period from inception, January 18, 2007 to August 31, 2010

Since inception, we have an accumulated deficit during the development stage of $941,207.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of August 31, 2010, we had $201,068 in cash and cash equivalents and a working capital deficiency of $568,837, including $525,000 payable for mineral properties.  During the fiscal year ended August 31, 2010, our primary sources of cash were from issuance of shares of our common stock for both cash and debt.

For fiscal year ended August 31, 2010, we used net cash of $617,760 in operations and used net cash of $120,000 in investing activities.  Net cash from operating activities reflected an increase in accounts payable and accrued expenses of $92,964 and an increase in amounts due to related parties of $27,304, respectively.  Net cash used in investing activities reflected the acquisition of a mineral property interest.

For the fiscal year ended August 31, 2010, we had $938,550 in net cash flow provided by financing activities, including $838,550 from the issuance of common shares for cash.

Our current cash requirements are significant due to planned exploration and development of current projects, and we anticipate generating losses.  In order to execute on our business strategy, including the exploration and development of our current mining properties, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations.  Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations.  However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.  We anticipate continued and additional drilling operations on our mineral properties.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties.

Such working capital will most likely be obtained through equity or debt financings until such time as we reach the production stage.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Capital Expenditures

We made capital expenditure investments totalling $1,194,575 to acquire mineral properties during the fiscal year ending August 31, 2010.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contractual Obligations At August 31, 2010	Total		Less than 1 Year		1-3 years	3-5 years	More than 5 years
Purchase Obligation - Hogle Family Trust		$90,000		$40,000	50,000
Purchase Obligation - Gold Canyon Capital Partners		$165,000		$40,000	150,000
	$		$
Total		$255,000		$80,000	175,000

The above table outlines our obligations as of August 31, 2010 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended August 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of August 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of August 31, 2010 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.              OTHER INFORMATION.

Sale of Shares & Warrants

We entered into our standard form of Securities Purchase Agreement with certain accredited investors from September 27, 2010 through October 21, 2010 pursuant to which such investors agreed to purchase in the aggregate 5,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for aggregate gross proceeds of $265,000.  Each “Unit” consists of one share of the Company’s common stock (the “Shares”) and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years (the “Warrant”).

The issuance of the Shares and the Warrants were conducted by us and were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

Haystack Assignment Agreement

As discussed in Item 1 above and as disclosed in our Current Report on Form 8-K filed December 7, 2009, we previously entered into that certain Haystack Assignment Agreement with KML whereby we had the option to acquire an undivided 100% right, title and interest in and to the Haystack Property in accordance with an underlying Haystack Option Agreement by and between KML and Teck.  In accordance with the Haystack Assignment Agreement, satisfaction of certain terms and conditions, including requisite monetary expenditures related to the exploration and development of the Haystack Property, is required to facilitate transfer of all rights in and to the Haystack Property to us. On November 24, 2010, Teck provided written notice to us that the Haystack Assignment Agreement has terminated for failure to expend $300,000 by September 30, 2010 on the Haystack Property.  We dispute this unilateral termination due to force majeure events we suffered as provided under the Haystack Option Agreement, and we are currently in negotiations with Teck to reach an amicable resolution.

Rock Creek Assignment Agreement

As discussed in Item 1 above and as disclosed in our Current Report on Form 8-K filed December 16, 2009, we previously entered into that certain Rock Creek Assignment Agreement with KML whereby we had the option to acquire an undivided 100% right, title and interest in and to the Rock Creek Property in accordance with an underlying Rock Creek Option Agreement by and between KML and Teck.  In accordance with the Rock Creek Assignment Agreement, satisfaction of certain terms and conditions, including requisite monetary expenditures related to the exploration and development of the Rock Creek Property, is required to facilitate transfer of all rights in and to the Rock Creek Property to us.  On November 24, 2010, Teck provided written notice to us that the Rock Creek Assignment Agreement has terminated for failure to expend $500,000 by September 30, 2010 on the Rock Creek Property.  We dispute this unilateral termination due to force majeure events we suffered as provided under the Rock Creek Option Agreement, and we are currently in negotiations with Teck to reach an amicable resolution.

PART 111

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of November 1, 2010, the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director.

Name	Age	Position Held	Term as Director Since

Behzad Shayanfar	32	Chief Executive Officer	2009

Robert J. Reukl	52	President, Chief Financial Officer and Secretary	2009

Dr. Petra I. Zasterova	36	Director	2009

Dr. Howard Lahti	66	Director	2009

Rodney A. Blakestad	62	Director	2009

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders.   Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Behzad Shayanfar, Director, Chief Executive Officer

Since October 2009, Mr. Shayanfar has served as a Director and Chief Executive Officer of the Company.  Since 2008, Mr. Shayanfar has served as Chief Financial Officer for Ironwood Mining Corp. where he is responsible for all financial and fiscal management aspects of the company’s operations.  From 2004 to 2006, Mr. Shayanfar was an accountant for the Athanaeum Hotel where he reported the food and beverage revenue to the general manager and managed accounts.  From 2003 to 2004, Mr. Shayanfar was an accountant for Linaker Ltd.  His duties included producing payable and receivable accounts and managing the day to day banking of the company.  Prior to 2003, Mr. Shayanfar was on the Project Management Team of Seda Va Sima where he was responsible for coordinating different aspects of construction and reported to the chief architect.   Mr. Shayanfar was selected as one of the lead project managers of the state-owned media broadcasting construction site completed in 2000 as part of that position.  Prior to 2000, Mr. Shayanfar was involved in developing oil mine exploration in Iran in the late 1990s and was involved in the financial markets, initially as a commodities futures trader.  Mr. Shayanfar is also a private investor/developer in real estate in different regions including Dubai, India, the United Kingdom and the United States.  Mr. Shayanfar received his second degree in economics from the London School of Economics.  He earned his A-Level degree from Cambridge Tutors College and his first degree in civil engineering from Azad University.

Robert J. Reukl, Director, President, Chief Financial Officer and Secretary

Since October 2009, Mr. Reukl has served as a Director, President, Chief Financial Officer and Secretary of the Company.  Rober J. Reukl has been employed as a geologist in the mineral exploration and mining business for over 25 years.  Since 1994, he has worked as a mine geologist, engineering technician, and is currently the Diamond Drill Coordinator at the Williams Mine, one of Canada’s largest gold producers.  His responsibilities include the daily monitoring of four underground diamond drill rigs as well as a surface drill.  Since 1995, Mr. Reukl has been the principal of R.J. Reukl Geological Services, a proprietorship involved in the provision of geological consulting services, as well as the acquisition and sale of mineral properties.  Prior to 1994, Mr. Reukl worked for a variety of major mining companies and consultants including Placer Dome Canada, Noranda and A.C.A. Howe International Ltd.  Mr. Reukl’s field work has taken him to some of Canada’s major mining camps including Val D’Or, Rouyn/Noranda, Timmins and Hemlo.   Mr. Reukl has also acted as director of several publicly listed junior exploration companies over the past 15 years, including, most recently, Tamarack Ventures from 2002 to 2004.   Mr. Reukl is a graduate of Lakehead University in Thunder Bay, Ontario, and he is a member in good standing with the Canadian Institute of Mining and Metallurgy and the Prospectors and Developers Association of Canada.

Dr. Petra I. Zasterova, Director

Dr. Zasterova has served a Director of the Company since December 2009.  Dr. Zasterova is currently employed as Chief Operating Officer responsible for Europe, Middle East & Africa (“EMEA”) affairs for Credit Agricole Group S.A. Subsidiary Ceylon CIB of London.  She is responsible for establishing a full organizational base for the EMEA region comprising more than 130 people.  In addition to her current position at Credit Agricole, Dr. Zasterova was Vice President, EMEA for Merrill Lynch International, London (2003-2006); Senior Fixed Income Sales covering German-speaking, Russia and former CIS countries’ clients for Commerzbank Securities, London and Frankfurt (2001-2003); and Fixed Income Sales Manager, CEE Markets, for Bank Austria, Vienna (2000-2001).  Since entering the financial world in 1995, she has earned an MBA from the Institute of Higher Studies, Third Level College, Wiener Neustadt, in Austria.  Dr. Zasterova also went on to earn a PhD in Economics and Finance at the Russian Science Academy, Economics Institute. She is fluent in six European languages and knowledgeable about a wide variety of EMEA banking issues.

Dr. Howard Lahti, Director

Dr. Lahti has served as a Director of the Company since December 2009.  Dr. Lahti has over 40 years of geological exploration experience, having worked in a senior or management capacity on precious, base metal and diamond exploration projects all over the world.  In 2006, Dr. Lahti directed a drilling program for UC Resources centered on the McFaulds #3 VMS deposit and subsequently the Noront new MMS Copper-Nickel-PGE deposit located about 20km to the west from the McFaulds Lake Camp.  Dr. Lahti served as the “qualified person” under Canadian National Instrument 43-101 for a new company called Salazar Resources Inc. that bought the Curimining SA gold properties. In 2005, Dr. Lahti completed a proprietary geochemical survey for Kitsault Resources in northwest British Columbia and supervised an MMI geochemical survey for a South African company at Victoria Island in the Arctic.  In the early 2000s, Dr. Lahti managed drilling and other mineral exploration projects for diamonds, gold and base metals in Ontario, Northwest Territories, British Columbia, Panama, Brazil, Peru and Africa.  In 2000, Dr. Lahti also incorporated and ran Deep Search Exploration Technologies Inc., a geochemical service company in Fredericton, New Brunswick.  Dr. Lahti has worked in various exploration capacities since 1967 for companies such as Texas Gulf Co, Dresser Minerals Inc, Boliden Preusag, Millennium Gold (Thailand) Ltd., Pancontinental (Canada) Ltd, Barringer Research and Cerro Canada Ltd.  Dr. Lahti earned a Ph.D. in Geology (Applied Geochemistry) in 1977, a M.Sc. in Geology (Applied Geochemistry) in 1971 and a B.Sc. in Geology in 1968 from the University of New Brunswick.

Rodney A. Blakestad, Director

Mr. Blakestad has served as a Director of the Company since December 2009.  Mr. Blakestad is a senior exploration and resource geologist with more than thirty years North American and international experience. In the early 1970s, Mr. Blakestad was involved in regional porphyry Cu-Mo exploration throughout interior Alaska. Between 1975-80, he was a lead geologist for volcanic massive sulfide (VMS) and sediment-hosted massive sulfide exploration projects in the Alaska Range, resulting in more than 20 mineral discoveries.  Between 1980-90, he was Principal Investigator for numerous placer gold, lode gold, and tungsten exploration projects in central Alaska.  During the period 1990 through 1993, Mr. Blakestad was regional manager for environmental firms based in Denver, CO. Since 1994, Mr. Blakestad has been involved in regional reconnaissance and exploration for gold, silver and/or platinum group metals (PGM) deposits in Mexico, Ghana, Guyana, Alaska, and Nevada.  He was appointed V.P. Exploration for Robex Resources for gold exploration in Mali, West Africa until April 2005, Director for Nevada Star Resource Corp. until March 2007, and a Director for Columbia Metals Corp. Ltd. until May 2007.  From June 2007 until August 2008, Mr. Blakestad was V.P. Exploration for Little Squaw Gold Mining Co. concentrating his efforts toward resource development opportunities in Alaska, Nevada, Mexico and Brazil.  In 2008, he rejoined Columbia Metals (now NWM mining) where he is Senior Geologist developing the Lluvia de Oro and La Jojoba gold deposits in Sonora, Mexico.  Mr. Blakestad was also the co – discoverer of The Ft. Knox gold deposit (+4 million ounces gold) in Alaska.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Audit Committee

Below is a description of the Audit Committee of the Board of Directors.  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Robert J. Reukl, our President and Chairman of the Audit Committee, and Behzad Shayanfar our Chief Executive Officer, neither of whom are independent.  Neither Mr. Reulk nor Mr. Shayanfar can be considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K during the year ended August 31, 2010.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.ironwoodgold.com/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all 16(a) forms they file (Forms 3, 4 and 5).

Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, and except for the late filings disclosed below, we believe that all reports required by Section 16(a) for transactions in the year ended August 31, 2010, were timely filed.

Late Section 16(a) Filings -

In connection with Mr. Reukl’s and Mr. Shayanfar’s appointment as directors and officers of the Company, they were each required to file a Form 3 within 10 days of October 28, 2010.  A Form 3 for each of Mr. Reukl and Shayanfar was not filed until January 12, 2010.

In connection with Mr. Blakestad’s disposition of 50,000 shares of common stock on January 13, 2010, a Form 4 must have been filed within 2 business days.  A Form 4 was not filed until January 20, 2010.

In connection with Mr. Blakestad’s disposition of 1,000,000 shares of common stock on January 27, 2010, a Form 4 must have been filed within 2 business days.  A Form 4 was not filed until February 8, 2010.

In connection with Mr. Reukl’s spouse’s acquisition of 4,196 shares of common stock on March 2, 2010, a Form 4 must have been filed within 2 business days.  A Form 4 was not filed until March 5, 2010.

In connection with Mr. Reukl’s spouse’s acquisition of 3,500 and 5,760 shares of common stock on March 25 and 29, 2010, respectively, a Form 4 must have been filed within 2 business days.  A Form 4 was not filed until April 1, 2010.

In connection with Directors Reukl, Lahti, Zasterova and Blakestad, who each acquired options to purchase 1,000,000 shares of common stock on April 20, 2010, and in connection with Director Shayanfar’s acquisition of options to purchase 2,000,000 shares of common stock also on April 20, 2010, a Form 4 must have been filed within 2 business days for each Director.  A Form 4 for each Director was not filed until May 12, 2010.

In connection with Mr. Reukl’s spouse’s acquisition of 14,220 and 85,780 shares of common stock, acquired respectively on August 11, 2010 and August 12, 2010, a Form 4 must have been filed within 2 business days.  A Form 4 was not filed until September 16, 2010.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Summary

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended August 31, 2010 and August 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Behzad Shayanfar	2010	$40,000	$-	$-	$28,806	$-	$-	$-	$68,806
Chief Executive Officer	2009	$-	$-	$-	$-	$-	$-	$-	$-

Robert J. Reukl	2010	$18,000	$-	$-	$14,403	$-	$-	$-	$32,403
President, Secretary, Chief Financial Officer	2009	$-	$-	$-	$-	$-	$-	$-	$-

Former Executive Officers
Surjit Singh Gill	2010	$-	$-	$-	$-	$-	$-	$-	$-
Former President, Chief Executive Officer(1)	2009	$-	$-	$-	$-	$-	$-	$-	$-

Jos d’Souza	2010	$-	$-	$-	$-	$-	$-	$-	$-
Former, Secretary, Treasurer, Chief Financial Officer(2)	2009	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Resigned October 27, 2009.

(2)	Resigned October 27, 2009.

(3)
The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2010 and August 31, 2009 in accordance with FASB ASC Topic 718 and/or SFAS 123(R).

Employment Agreements

None of our executive officers have employment agreements with us.

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Behzad Shayanfar Chief Executive Officer(1)	200,000	1,800,000	-	0.31	04/20/2020

Robert J. Reukl President, Secretary, Chief Financial Officer(2)	100,000	900,000	-	0.31	04/20/2020

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)
On April 20, 2010, Mr. Shayanfar was granted an option to purchase 2,000,000 shares of the Company’s common stock pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share.  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 30, 2010, 200,000 option shares had vested.

(2)
On April 20, 2010, Mr. Reukl was granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share.  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 30, 2010, 100,000 option shares had vested.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended August 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Petra I. Zasterova (2)	$-	$-	$14,403	$-	$-	$-	$14,403

Dr. Howard Lahti (3)	$90,000	$-	$14,403	$-	$-	$-	$104,403

Rodney A. Blakestad(4)	$-	$-	$14,403	$-	$-	$-	$14,403

(1)
The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2010 in accordance with FASB ASC Topic 718 and/or in accordance with SFAS 123(R).

(2)
On April 20, 2010, Dr. Zasterova was granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share.  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 30, 2010, 100,000 option shares had vested.

(3)
On April 20, 2010, Dr. Lahti was granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share.  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 30, 2010, 100,000 option shares had vested.

(4)
On April 20, 2010, Mr. Blakestad was granted an option to purchase 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share.  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 30, 2010, 100,000 option shares had vested.

Stock Option Plans

On April 20, 2010, the Board of Directors of the Company approved the 2010 Equity Incentive Plan (the “Plan”), under which employees, directors and consultants of the Company are eligible to receive direct awards of shares or grants of non-qualified stock options, as determined by the administrator of the Plan at the time of grant.  Under the Plan, the maximum number of shares of Company common stock with respect to which awards may be granted under the Plan during a calendar year shall be limited, in the aggregate, to the number of shares of our common stock equal to ten percent of the number of outstanding shares of our common stock.

Bonuses and Deferred Compensation

None.

Pension Table

None.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Ironwood, with respect to any person named in the Compensation Summary set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Ironwood, or any change in control of Ironwood, or a change in the person’s responsibilities following a change in control of Ironwood.

Compensation Committee

The Company does not have a separate Compensation Committee.  Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, and considers other matters.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock at November 23, 2010 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 83,199,200 shares that were issued and outstanding on November 23, 2010, and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

Behzad Shayanfar (2)
7047 E. Greenway Parkway, #250
Scottsdale, Arizona 85254	1,340,540	200,000	1,540,540	1.85%

Robert J. Reukl (3)
7047 E. Greenway Parkway, #250
Scottsdale, Arizona 85254	781,980	100,000	881,980	1.06%

Rodney A. Blakestad (4)
7047 E. Greenway Parkway, #250
Scottsdale, Arizona 85254	500,000	100,000	600,000	*

Dr. Howard Lahti (5)
7047 E. Greenway Parkway, #250
Scottsdale, Arizona 85254	111,710	100,000	211,710	*

Dr. Petra I. Zasterova (6)
7047 E. Greenway Parkway, #250
Scottsdale, Arizona 85254	670,270	100,000	770,270	*

Callinan Mines Limited (7)
Ste 1100-736 Granville St.
Vancouver, BC Canada V6Z 1G3	6,000,000	6,000,000	12,000,000	14.42%

Total Officers, Directors & Affiliates	9,404,500	6,600,000	16,004,500	17.33%

* Less than 1%

(1)	Represents stock options and stock warrants exercisable at November 23, 2010 or within sixty (60) days of November 23, 2010.

(2)
Mr. Shayanfar holds options for 200,000 common shares presently exercisable at $0.31 or exercisable within 60 days hereof.  Mr. Shayanfar directly owns 670,270 shares of common stock.  In addition, Mr. Shayanfar is deemed the indirect beneficial owner of 558,560 shares of common stock currently held by his sister, Arezoo Shayanfar, and 117,710 shares of common stock currently held by his brother, Reza Shayanfar.  It is deemed that Mr. Shayanfar holds voting and disposition control over such shares along with a pecuniary interest given the nature of the relationships.

(3)
Mr. Reukl holds options for 100,000 common shares presently exercisable at $0.31 or exercisable within 60 days hereof.  Mr. Reukl directly owns 558,560 shares of common stock.  In addition, Mr. Reukl is deemed the indirect beneficial owner of 223,420 shares of common stock currently held by his spouse, Nicole Reukl.  It is deemed that Mr. Reukl holds voting and disposition over such shares along with a pecuniary interest given the nature of the relationship.

(4)	Mr. Blakestad holds options for 100,000 common shares presently exercisable at $0.31 or exercisable within 60 days hereof.

(5)	Dr. Lahti holds options for 100,000 common shares presently exercisable at $0.31 or exercisable within 60 days hereof.

(6)	Dr. Zasterova holds options for 100,000 common shares presently exercisable at $0.31 or exercisable within 60 days hereof.

(7)	Mr. Mike Muzylowski exercises voting and investment control over the shares of common stock and warrants to purchase common stock held by Callinan Mines Limited.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 5 for this information.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Company has engaged the services of Holladay Stock Transfer, Inc., Suite C, 2939 North 67th  Place, Scottsdale, Arizona, 85251 as transfer agent for the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby we acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”).  We subsequently entered into that certain  Amending Agreement and Direction, dated December 17, 2009, with IMC (the “Amending Agreement”).  The Acquisition Agreement calls for cash payments of $755,000 and the issuance of an aggregate of 17,075,000 shares of our common stock and the completion of exploration expenditures of $2,800,000. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated January 31, 2009 wherein KML acquired an exclusive option to acquire the Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated April 15, 2009.  The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

At the time of our entrance into the Acquisition Agreement and the Amending Agreement, several of our current officers and directors were affiliated with IMC.  Specifically, Mr. Shayanfar, our Chief Executive Officer and director, served as Treasurer of IMC and Mr. Blakestad, our director, served as a director of IMC.  Mr. Reukl, our Chief Financial Officer, President and director serves as the sole officer and director of IMC.  Further, Mr. Blakestad served as Managing Partner of GC, a position he still holds with GC, in which he also maintains a 45% ownership interest.

We paid officers and directors $106,000 in salary and consulting fees during the year ended August 31, 2010.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During fiscal year 2010, we had two independent directors on our board, Dr. Lahti and Dr.  Zasterova.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees for the audit and other services provided by Madsen & Associates, CPA’s, Inc. to the Company for the fiscal periods shown.

	August 31, 2010	August 31, 2009
Audit Fees	$4,926	$4,000
Audit — Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,926	$4,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

The Company’s Board of Directors serves as the Audit Committee and pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.   The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2010.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits.

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on October 18, 2007)
10.2	Purchase Agreement with Kingsmere Mining Ltd., dated November 30, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 3, 2009)
10.3	Assignment Agreement with Kingsmere Mining Ltd., dated December 1, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2009)
10.4	Assignment Agreement with Kingsmere Mining Ltd., dated December 7, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 16, 2009)
10.5	Form of Subscription Agreement (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on January 14, 2010)
10.6
Amending Agreement and Direction by and between Ironwood Gold Corp. and Ironwood Mining Corp., dated December 17, 2009 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on January 14, 2010)

10.7
Acquisition Agreement by and between Ironwood Gold Corp., Ironwood Mining Corp. and Kingsmere Mining Ltd., dated October 28, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed November 2, 2009)

10.8	Form of Securities Purchase Agreement with Callinan Mines Limited, dated August 27, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 3, 2010)
10.9	Ironwood Gold Corp. 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)
10.10	Form of Non-Qualified Stock Option Agreement for 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Financial Statements.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Ironwood Gold Corp.,
a Nevada corporation

Date: November 29, 2010	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2010	By:	/s/ Robert J. Reukl
Robert J. Reukl, President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Behzad Shayanfar	Chief Executive Officer & Director
Behzad Shayanfar	(Principal Executive Officer)	November 29, 2010

/s/ Robert J. Reukl	President, Chief Financial Officer & Director
Robert J. Reukl	(Principal Financial Officer and Principal
	Accounting Officer)	November 29, 2010

/s/ Rodney A. Blakestad
Rodney A. Blakestad	Director	November 29, 2010

/s/ Dr. Petra I. Zasterova
Dr. Petra I. Zasterova	Director	November 29, 2010

/s/ Dr. Howard Lahti
Dr. Howard Lahti	Director	November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironwood Gold Corp
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ironwood Gold Corp (An Exploration Stage Company) (the Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from January 18, 2007 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironwood Gold Corp as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from January 18, 2007 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
Murray, Utah
November 29, 2010

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)

Financial Statements
31 August 2010

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Balance Sheets

	As at 31 August 2010	As at 31 August 2009
	$	$

Assets

Current
Cash and cash equivalents	201,068	278

Mineral properties (Note 2 and 3)	1,194,575	-

TOTAL ASSETS	1,395,643	278
Liabilities

Current
Accounts payable and accrued expenses (Note 4)	110,739	17,775
Payable for mineral property	525,000	-
Advance from shareholder (Note 5)	100,000	-
Due to related parties (Note 5)	34,166	6,862

TOTAL LIABILITIES	769,905	24,637
Stockholders’ deficiency
Common stock (Note 7)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
31 August 2010 – 76,799,200 common shares
31 August 2009 – 48,500,000 common shares	76,799	48,500
Capital in excess of par value	1,490,146	36,950
Deficit	(941,207)	(109,809)

TOTAL STOCKHOLDERS’ DEFICIENCY	625,738	(24,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,395,643	278

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Operations

	For the year ended 31 August 2010	For the year ended 31 August 2009	For the period from the date of inception on 18 January 2007 to 31 August 2010
	$	$

Expenses
Accounting and audit	64,926	4,000	75,426
Bank charges	1,172	86	1,557
Consulting (Note 6)	99,500	4,725	127,775
Exploration (Note 2 and 3)	387,117	-	397,117
Filing fees	5,702	1,155	10,399
Investor relations	15,289	-	15,289
Legal	97,236	-	101,879
Management fees (Notes 6, 7 and 9)	2,000	12,000	33,000
Office and miscellaneous expenses	2,396	2,311	10,079
Rent (Notes 6, 7 and 9)	900	3,600	10,200
Stock based compensation	90,020	-	90,020
Transfer agent	1,812	2,149	5,138
Travel	63,328	-	63,328

Net loss	(831,398)	(30,026)	(941,207)

Basic and diluted loss per common share	(0.01)	(0.00)
Weighted average number of common shares - Basic and diluted	92,260,658	138,500,000

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

	For the year ended 31 August 2010	For the year ended 31 August 2009	For the period from the date of inception on 18 January 2007 to 31 August 2010
	$	$	$
Cash flows used in operating activities
Net loss for the period	(831,398)	(30,026)	(941,207)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – noncash expenses (Notes 6, 7 and 9)	3,350	17,400	48,300
Stock based compensation	90,020	-	90,020
Changes in operating assets and liabilities
Due to related parties (Note 5)	27,304	324	34,166
Increase in accounts payable and accrued expenses	92,964	6,067	110,739
Net cash flows used in operating activities	(617,760)	(6,235)	(657,982)
Cash flows used in investing activities
Acquisition of mineral properties (Note 3)	(120,000)	-	(120,000)
Net cash flows used in investing activities	(120,000)		(120,000)

Cash flows from financing activities
Advance from shareholder (Note 5)	100,000	-	100,000
Common shares issued for cash (Note 7)	838,550	-	879,050
Net cash flows provided by financing activities	938,550	-	979,050
Increase (decrease) in cash and cash equivalents	200,790	(6,235)	201,068
Cash and cash equivalents, beginning of period	278	6,513	-
Cash and cash equivalents, end of period	201,068	278	201,068

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$
Balance at 18 January 2007 (inception)
Issuance of common shares for cash – 8 August 2007 (Note 7)	100,000,000	100,000	(98,000)	-	2,000
Issuance of common shares for cash – 31 August 2007 (Note 7)	38,500,000	38,500	-	-	38,500
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	-	-	10,150	-	10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007	-	-	-	(27,074)	(27,074)
Balance at 31 August 2007	138,500,000	138,500	(87,850)	(27,074)	23,576
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(52,709)	(52,709)
Balance at 31 August 2008	138,500,000	138,500	(70,450)	(79,783)	(11,733)
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	-	-	17,400	-	17,400
Net loss for the year	-	-	-	(30,026)	(30,026)
Balance at 31 August 2009	138,500,000	138,500	(53,050)	(109,809)	(24,359)
Common shares returned to treasury and cancelled 26 October 2010 (Note 7)	(90,000,000)	(90,000)	90,000	-	-
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	-	-	3,350	-	3,350
Common shares issued for mineral property 28 October 2009 (Note 7)	17,075,000	17,075	-	-	17,075
Common shares issued for mineral property 30 November 2009 (Note 7)	500,000	500	-	-	500
Common shares issued for mineral property 1 December 2009 (Note 7)	10,000,000	10,000	-	-	10,000
Common shares issued for mineral property 7 December 2009 (Note 7)	7,000,000	7,000	-	-	7,000
Issuance of common shares for cash 13 January 2010 (Note 7)	2,614,200	2,614	650,936	-	653,550
Share issue costs	-	-	(15,000)	-	(15,000)
Common shares issued for debt used to acquire mineral property 13 January 2010 (Note 3 and 7)	2,060,000	2,060	512,940	-	515,000
Stock based compensation	-	-	90,020	-	90,020
Common shares cancelled 26 August 2010 (Note 7)	(14,950,000)	(14,950)	14,950	-	-
Issuance of common shares for cash 27 August 2010 (Note 7)	4,000,000	4,000	99,323	-	103,323
Fair value allocated to 4,000,000 warrants issued in conjunction with common shares 27 August 2010			96,677		96,677
Net loss for the period	-	-	-	(831,398)	(831,398)

Balance at 31 August 2010	76,799,200	76,799	1,490,146	(941,207)	625,738

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

1.	Nature of Operations and Going Concern

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007, with the authorized common stock of 500,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties.  On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

The Company is an exploration stage company. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the exploration stage.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises.  The Company’s fiscal year end is 31 August.

Going Concern

These financial statements as at 31 August 2010, and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the year of $831,398 (2009 – $30,026, cumulative – $941,207) and has working capital deficit of $568,837 at 31 August 2010 (31 August 2009 - $24,359).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital to continue operating and maintaining its business strategy during the fiscal year ending 31 August 2011. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises (“GAAP”).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and amounts due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral property costs

The Company has been in the exploration and development stage since its formation on 18 January 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

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

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

Long-lived assets

The carrying value of long-lived assets, including mineral property costs, is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

3.	Mineral Properties

Cobalt Canyon Gold Project

On 28 October 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”). The acquisition agreement calls for cash payments of $755,000 and the issuance of an aggregate of 17,075,000 shares of our common stock (Note 7) and the completion of exploration expenditures of $2,800,000 as detailed below. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated 31 January 2009 wherein KML acquired an exclusive option to acquire the Property from GC. KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated 15 April 2009. The Company will obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

	Payments	Shares	Exploration Expenditures
	$		$
2009	465,000	17,075,000	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	17,075,000	2,800,000

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company has issued 500,000 shares of our common stock and a cash sum of $65,000 is payable in consideration for the assignment of the rights (Note 7). On August 26, 2010, KML agreed to the cancellation of 14,950,000 shares (Note 7), including these 500,000 shares.

The Company has commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, and to date has made exploration expenditures of approximately $203,000 on the property and has determined that there is no impairment in value of the properties at this point.

Haystack Property

On 1 December 2009 the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”). The Company agreed to issue an aggregate of 10,000,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”). Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck. The Company will obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property. On August 26, 2010 KML agreed to the cancellation of 14,950,000 shares (Note 7), including these 8,500,000 shares.

The Company is working on the 43-101 compliant technical report on the Haystack property and to date has made exploration expenditures of approximately $27,000 on the property and has determined that there is no impairment in value of the properties at this point.

Rock Creek Property

On 7 December 2009 the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”). The Company agreed to issue an aggregate of 7,000,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck. Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck. The Company will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property. On August 26, 2010 KML agreed to the cancellation of 14,950,000 shares (Note 7), including these 5,950,000 shares.

The Company has a work program planned for the Rock Creek property, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties and to date has made exploration expenditures of approximately $61,000 on the property and has determined that there is no impairment in value of the properties at this point.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are non-interest bearing, unsecured and have settlement dates within one year.

5.	Advance from shareholder and due to related parties

At 31 August 2010 the Company owed $100,000 (31 August 2009 - $Nil) to a corporation that is a shareholder of the Company. The amount due is non-interest bearing, unsecured, and without specific terms of repayment. The amounts were repaid on 3 September 2010 (Note 11).

An amount of $6,862 has been reclassified from due to related parties to accounts payable as these amounts relate to former officers and directors ($6,862 was due to related parties at 31 August 2009).

The Company has amounts due to directors of $34,166 as of 31 August 2010 for consulting fees and reimbursable business expenses.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

6.	Related Party Transactions

During the year ended 31 August 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $12,000, cumulative – $33,000), rent in the amount of $900 (2009 – $3,600, cumulative – $10,200) and for telephone expenses $450 (2009 - $1,800, cumulative $5,100) (Notes 7 and 9).

On 28 October 2009, 50,000 common shares of the Company, valued at $50, were issued to a director of the Company as partial settlement of an acquisition agreement to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 7).

The Company paid officers and directors $106,000 in salary and consulting fees during the year ended August 31, 2010.

At the time of our entrance into the Acquisition Agreement and the Amending Agreement (between the Company, KML, and IMC), several of our current officers and directors were affiliated with IMC.  Specifically, Mr. Shayanfar, our Chief Executive Officer and director, served as Treasurer of IMC and Mr. Blakestad, our director, served as a director of IMC.  Mr. Reukl, our Chief Financial Officer, President and director serves as the sole officer and director of IMC.  Further, Mr. Blakestad served as Managing Partner of Gold Canyon, a position he still holds with Gold Canyon, in which he also maintains a 45% ownership interest. See footnote 3 for the transaction details that involve IMC and the Company (Cobalt Canyon).

7.	Capital Stock

Authorized

The total authorized capital is 500,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 76,799,200 common shares with a par value of $0.001 per common share.

On 8 August 2007, Company completed a private placement consisting of 100,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.

On 31 August 2007, the Company completed a private placement of 38,500,000 post split common shares for a total consideration of $38,500.

On October 26, 2009, two directors gifted back to treasury for cancellation a total of 1,800,000 (90,000,000 post split) restricted common shares.   The cancellation of these share resulted in the issued and outstanding share capital being reduced from 2,770,000 (138,500,000 post split) common shares to 970,000 (48,500,000 post split) common shares before the forward split of the common shares on October 27, 2009.

Effective 27 October 2009, the Company completed a 50 to 1 forward stock split. The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

On 28 October 2009, 17,075,000 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 6).

On 30 November 2009, 500,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. On August 26, 2010, KML agreed to the cancellation of these 500,000 shares (Note 3).

On 1 December 2009 the Company entered into the Assignment Agreement with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 10,000,000 shares of our common stock valued at $10,000. On August 26, 2010, KML agreed to the cancellation of 8,500,000 of these shares (Note 3).

On 7 December 2009 the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 7,000,000 shares of our common stock valued at $7,000. On August 26, 2010, KML agreed to the cancellation of 5,950,000 of these shares (Note 3).

On 13 January 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share. The Company issued 2,614,200 of these common shares for net cash proceeds of $638,550, being gross proceeds of $653,550 less share issue costs of $15,000. In addition the Company issued 2,060,000 of these shares to pay $515,000 of the $1,025,000 debt owed KML under the mineral property acquisition agreements (Note 3).

On August 26, 2010, Kingsmere Mining Ltd. agreed to the cancellation of 14,950,000 shares of the Company’s common stock. The Shares were issued to Kingsmere pursuant to the following agreements: 500,000 shares of Common Stock pursuant to the Purchase Agreement, dated November 30, 2009, by and between Kingsmere and the Company; 8,500,000 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 1, 2009, by and between Kingsmere and the Company; and 5,950,000 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 7, 2009, by and between Kingsmere and the Company. Except for the cancellation of the Shares noted above, the agreements are still in full force and effect.

On 27 August 2010, the Company issued 4,000,000 Units for gross proceeds of $200,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 4,000,000 warrants (still outstanding at 31 August 2010) were valued using the Black-Scholes model. Based on this valuation, a fair value of $96,677 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

During the year ended 31 August 2010, an officer and director of the Company made contributions of $3,350 to capital, consisting of management fees in the amount of $2,000 (2009 – $12,000, cumulative – $33,000), rent in the amount of $900 (2009 – $3,600, cumulative – $10,200) and for telephone expenses $450 (2009 - $1,800, cumulative $5,100) (Notes 6 and 9).

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

Stock Options

The Company has a stock option plan whereby the Board of Directors is authorized to grant options to a rolling ceiling of 10% of the issued and outstanding common shares of the Company.

On 20 April 2010, the Company granted an aggregate of 6,250,000 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30, 2010, and have a contractual term of 10 years. The weighted average exercise price of the options is $0.31 each and they are exercisable until April 20, 2020. 312,500 options were vested at 31 August 2010, with related aggregate intrinsic value of $312,500.

The weighted average grant-date fair value for these options is $1,800,400. All 6,250,000 options were outstanding at 31 August 2010.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015. The fair value of stock options vested was $90,020 ($0.29 each) as estimated at the date of grant using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010.

Expected annual dividend rate	0.00%
Risk-free interest rate	3.25%
Average expected life (years)	10
Expected volatility of common stock	98.43%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$0.29

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2010.  There are no current or deferred tax expenses for the period ended 31 August 2010 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

	For the year ended 31 August 2010	For the year ended 31 August 2009
	$	$

Refundable federal tax asset attributable to:
Current operations	282,675	10,209
Stock based compensation	(30,607)	-
Contributions to capital by related party	(1,139)	(5,304)
Less: Change in valuation allowance	(250,930)	(4,905)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 August 2010 and 31 August 2009 is as follows:

	As at 31 August 2010	As at 31 August 2009
	$	$

Net operating loss carryforward	807,537	69,509

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	274,563	23,633
Less: Valuation allowance	(274,563)	(23,633)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2010, the Company has an unused net operating loss carry forward balance of approximately $807,537 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires beginning in 2027 and through 2030.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 31 August 2010	For the year ended 31 August 2010	For the year ended 31 August 2009
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Ironwood Gold Corp
(formerly Suraj Ventures, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2010

On 28 October 2009 the Company issued 17,075,000 common shares, valued at $17,075, as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 7).

On 30 November 2009 the Company issued 500,000 common shares, valued at $500, as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3 and 7).

On 13 January 2010, the Company completed a private placement and issued 2,060,000 common shares at $0.25 per share in exchange for debt of $515,000 owed KML (Note 7 and 10).

On 1 December 2009 the Company issued 10,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Haystack Property located in Pershing County, Nevada (Note 3 and 8).

On 7 December 2009 the Company issued 7,000,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Rock Creek property located in Elko County, Nevada (Note 3 and 8).

During the year ended 31 August 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $2,000 (2009 – $9,000, cumulative – $33,000), rent in the amount of $900 (2009 – $2,700, cumulative – $10,200) and for  telephone expenses $450 (2009 - $nil, cumulative $450) (Notes 7 and 8).

10.	Commitments

The Company has outstanding and future commitments under mineral property agreements (Note 3).

11.	Subsequent events

On 3 September 2010, the Company repaid the advance from shareholder (Note 5) with cash of $50,000 and by issuing 1,000,000 units of the private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities (Note 7).

Beginning September 27, 2010 through October 21, 2010, the Company issued 5,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for $265,000 (including the 1,000,000 units issued above).  Each “Unit” consists of one share of the Company’s common stock (the “Shares”) and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years (the “Warrant”).

The Company has evaluated subsequent events through November 29, 2010, which is the date the financial statements were issued.