Form 10-Q
period 2010-11-30
Ironwood Gold Corp
filed 2011-01-14
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-53267

IRONWOOD GOLD CORP.
(Name of registrant as specified in its charter)

Nevada	74-3207792
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7047 East Greenway Parkway, #250 Scottsdale, AZ	85254
(Address of Principal Executive Offices)	(Zip Code)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 11, 2011
Common stock, $.001 par value	83,199,200

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX
PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as of November 30, 2010 (Unaudited) and August 31, 2010 (Audited)	1

Condensed Statements of Operations for the three month periods ended November 30, 2010 and 2009 and for the period from January 18, 2007 (inception) to November 30, 2010 (Unaudited)	2

Condensed Statements of Cash Flows for the three month periods ended November 30, 2010 and 2009 and for the period from January 18, 2007 (inception) to November 30, 2010 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Removed and Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signature Page	24

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 30, 2010.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets

	As at 30 November 2010 (Unaudited)	As at 31 August 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	89,535	201,068

Mineral properties (Note 2 and 3)	577,575	1,194,575

	667,110	1,395,643
Liabilities

Current
Accounts payable and accrued expenses (Note 4)	250,733	144,905
Payable for mineral property	525,000	525,000
Due to related parties (Note 5)	37,877	100,000

	813,610	769,905
Stockholders’ deficiency
Common stock (Note 7)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
30 November 2010 – 83,199,200 common shares
31 August 2010 – 76,799,200 common shares	83,199	76,799
Capital in excess of par value	1,893,766	1,490,146
Subscriptions received	30,000	-
Deficit	(2,153,465)	(941,207)

	(146,500)	625,738

	667,110	1,395,643

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended 30 November 2010	For the three months ended 30 November 2009	For the period from the date of inception on 18 January 2007 to 30 November 2010
	$	$	$

Expenses
Accounting and audit	24,350	10,500	99,776
Advertising and promotion	970	-	970
Bank charges	876	45	2,433
Consulting (Note 6)	47,500	5,000	175,275
Exploration (Note 2 and 3)	358,132	10,000	755,249
Filing fees	1,486	250	11,885
Investor relations	13,862	-	29,151
Legal	42,467	29,405	144,346
Management fees (Notes 6, 7 and 9)	-	2,000	33,000
Office and miscellaneous expenses	188	450	10,267
Rent (Notes 6, 7 and 9)	-	900	10,200
Stock based compensation	95,020	-	185,040
Transfer agent	2,251	100	7,389
Travel	8,156	-	71,484
Impairment loss on mineral property (Note 3)	617,000	-	617,000

Net loss for the period	(1,212,258)	(58,650)	(2,153,465)

Basic and diluted loss per common share	(0.02)	(0.00)
Weighted average number of common shares - Basic and diluted	80,671,728	51,289,402

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended 30 November 2010	For the three months ended 30 November 2009	For the period from the date of inception on 18 January 2007 to 30 November 2010
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,212,258)	(58,650)	(2,153,465)
Adjustments to reconcile loss to net cash used by operating activities
Impairment loss on mineral property acquisition costs (Note 3)	617,000	-	617,000
Contributions to capital by related party – expenses (Notes 6, 7 and 9)	-	3,350	48,300
Stock based compensation	95,020	-	185,040
Changes in operating assets and liabilities
Payable for mineral property	-	560,000	525,000
Increase in accounts payable and accrued expenses	143,705	52,755	288,610
Net cash flows used in operating activities	(356,533)	557,455	(489,515)
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	-	(577,575)	(645,000)
Net cash flows used in investing activities	-	(577,575)	(645,000)

Cash flows from financing activities
Demand loan (Note 5)	(100,000)	2,500	-
Common shares issued for cash (Note 7)	315,000	17,575	1,194,050
Subscriptions received (Note 7)	30,000	74,550	30,000
Net cash flows provided by financing activities	245,000	94,625	1,224,050
Increase (decrease) in cash and cash equivalents	(111,533)	74,505	89,535
Cash and cash equivalents, beginning of period	201,068	278	-
Cash and cash equivalents, end of period	89,535	74,783	89,535

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

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

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

Going Concern

These financial statements as at 30 November 2010, and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the three months of $1,212,258 (2009 – $58,650, cumulative – $2,153,465) and has working capital deficit of $724,075 at 30 November 2010 (31 August 2010 - $568,837).

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
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

Long-lived assets

The carrying value of long-lived assets, including mineral property costs, is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognized an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

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

	Payments $	Shares	Exploration Expenditures $
2009	465,000	17,075,000	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	17,075,000	2,800,000

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

The Company has commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, and to date has made exploration expenditures of approximately $328,000 on the property and has determined that there is no impairment in value of the properties at this point.

Haystack Property and Rock Creek Properties

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

The Company was working on 43-101 compliant technical reports on both the Haystack and Rock Creek properties and had completed exploration related expenditures of approximately $175,000 on the Haystack and $283,000 on the Rock Creek properties when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Assignment Agreements. We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced. However, due to the ongoing dispute and the fact that we were not allowed access to those properties, the Company performed an impairment analysis and determined that the related acquisition costs for the Haystack and Rock Creek properties were impaired. Therefore, an impairment loss of $617,000 representing the Company’s total investment in the Haystack and Rock Creek properties was recorded on November 30, 2010.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are non-interest bearing, unsecured and have settlement dates within one year.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

5.	Due to related parties

At 30 November 2010 the Company owed $Nil (31 August 2010 - $100,000) to a corporation that is a shareholder of the Company. The amount was repaid on 3 September 2010.

6.	Related Party Transactions

During the three months ended 30 November 2010, a corporation that is a shareholder of the Company provided accounting and consulting services to the Company in the amount of $37,500 (2010 - $10,000).

During the three months ended 30 November 2010, an officer and director of the Company made contributions of $Nil to capital, consisting of management fees in the amount of $Nil (three months ended 30 November 2009 – $3,000, cumulative – $33,000), rent in the amount of $Nil (three months ended 30 November 2009 – $900, cumulative – $10,200) and for telephone expenses $Nil (three months ended 30 November 2009 - $450, cumulative $5,100) (Note 9).

7.	Capital Stock

Authorized

The total authorized capital is 500,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 83,199,200 common shares with a par value of $0.001 per common share.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

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

On 27 August 2010, the Company issued 4,000,000 Units for gross proceeds of $200,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 4,000,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $96,677 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 3 September 2010, the Company completed a private placement and issued 1,000,000 Units for gross proceeds of $50,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 1,000,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,124 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 28 September 2010, the Company completed a private placement and issued 300,000 Units for gross proceeds of $15,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 300,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $7,251 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

On 30 September 2010, the Company issued 100,000 common shares to a member of its Advisory board for services of the Company valued at $0.05 per common share for a total consideration of $5,000.

On 8 October 2010, the Company completed a private placement and issued 1,000,000 Units for gross proceeds of $50,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 1,000,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,133 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 13 October 2010, the Company completed a private placement and issued 2,000,000 Units for gross proceeds of $100,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 2,000,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,231 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 19 October 2010, the Company completed a private placement and issued 2,000,000 Units for gross proceeds of $100,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months. The 2,000,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,421 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

During the three months ended 30 November 2010, an officer and director of the Company made contributions of $Nil to capital, consisting of management fees in the amount of $Nil (three months ended 30 November 2009 – $3,000, cumulative – $33,000), rent in the amount of $Nil (three months ended 30 November 2009 – $900, cumulative – $10,200) and for telephone expenses $Nil (three months ended 30 November 2009 - $450, cumulative $5,100) (Note 9).

Subscriptions received

On November 24, 2010, the Company received $30,000 as partial payment on the private placement of 2,500,000 Units for gross proceeds of $125,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months.

Stock Options

The Company has a stock option plan whereby the Board of Directors is authorized to grant options to a rolling ceiling of 10% of the issued and outstanding common shares of the Company.

Options to purchase common shares have been granted to directors at exercise prices determined by reference to the market value on the date of the grant. The terms of the option and the option price are fixed by the directors at the time of grant subject to price restrictions imposed by the TSX Venture Exchange. Stock options awarded have a maximum term of ten years.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

On 20 April 2010, the Company granted an aggregate of 6,250,000 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30, 2010. The weighted average exercise price of the options is $0.31 each and they are exercisable until April 20, 2020. 625,000 options were vested at 30 November 2010.

The weighted average grant-date fair value for these options is $1,800,400. All 6,250,000 options were outstanding at 30 November 2010.

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

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the three month period ended 30 November 2010.

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

Warrants

As at November 30, 2010, and August 31, 2010, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	November 30, 2010	August 31, 2010

August 27, 2012	$0.07	4,000,000	4,000,000
September 3, 2012	$0.07	1,000,000	-
September 28, 2012	$0.07	300,000	-
October 8, 2012	$0.07	1,000,000	-
October 13, 2012	$0.07	2,000,000	-
November 24, 2012	$0.07	2,000,000	-

		10,300,000	4,000,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	November 30, 2010		August 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	4,000,000	$0.07	-	-

Issued	6,300,000	$0.07	4,000,000	$0.07
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	10,300,000	$0.07	4,000,000	$0.07

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 November 2010.  There are no current or deferred tax expenses for the three month period ended 31 August 2010 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three months ended 30 November 2010	For the year ended 31 August 2010
	$	$

Refundable federal tax asset attributable to:
Current operations	412,168	282,675
Stock based compensation	(32,307)	(30,607)
Contributions to capital by related party	-	(1,139)
Write off mineral property	(209,780)	-
Less: Change in valuation allowance	(170,081)	(250,930)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 November 2010 and 31 August 2010 is as follows:

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

	As at 30 November 2010	As at 31 August 2010
	$	$

Net operating loss carryforward	1,307,775	807,537

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	444,644	274,563
Less: Valuation allowance	(444,644)	(274,563)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2010, the Company has an unused net operating loss carry forward balance of approximately $1,307,775 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the three months ended 30 November 2010	For the three months ended 30 November 2009	For the period from the date of inception on 18 January 2007 to 30 November 2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2010

On 13 January 2010, the Company completed a private placement and issued 2,060,000 common shares at $0.25 per share in exchange for the cancellation of $515,000 owed KML (Note 7 and 10).

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

On 30 September 2010, the Company issued 100,000 common shares to a member of its Advisory board for services of the Company valued at $0.05 per common share for a total consideration of $5,000.

10.	Commitments

The Company has outstanding and future commitments under mineral property agreements (Note 3).

11.	Subsequent events

The Company has evaluated subsequent events through January 11, 2011, which is the date the financial statements were issued.

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

We specialize in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential.  The Company has targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today, with properties being located in proximity to a number of major producing companies.  We have already received four independent N.I. 43-101 reports on properties that we are interested in exploring.

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

On December 1, 2009, we entered into an assignment agreement (the “Haystack Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  We will obtain all right, title, and interest to the Haystack Property from KML and Teck pursuant to the terms of the Haystack Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.  On June 07, 2010, we announced the receipt of a N.I. 43-101 compliant report undertaken by Crosby Consulting & Exploration Services regarding the Haystack Property.  The report provides key details regarding the mineral assets and provides detailed exploratory recommendations.  On August 26, 2010, KML agreed to the cancellation of all 8,500,000 shares of common stock issued to KML pursuant to the Haystack Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $175,000 on the Haystack Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Haystack Assignment Agreement. We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Haystack Property, the Company performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $310,000 representing the Company’s total investment in the Haystack Property on November 30, 2010.

On December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).  We agreed to issue an aggregate of 7,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in and to the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  We will obtain all right, title, and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.  We have a work program planned for the Rock Creek property, based on the recommended exploration program identified in the N.I. 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the property at this point. On August 26, 2010, KML agreed to the cancellation of all 5,950,000 shares of common stock issued to KML pursuant to the Rock Creek Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $283,000 on the Rock Creek Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Rock Creek Assignment Agreement.  We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Rock Creek Property, the Company performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $307,000 representing the Company’s total investment in the Rock Creek Property on November 30, 2010.

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

In a further effort to grow our Company, on November 15, 2010, we entered into a non-binding letter of intent (“LOI”) with Gold Mining Claims and Projects, LLC (“GMCP”) to acquire a 100% interest in mining operations on twenty unpatented lode claims commonly known as the Cherry Creek property, located approximately ninety miles south of the town of Wells, in White Pine County, Nevada.  The Cherry Creek project lies within a thirty-six square mile area that is six miles wide and approximately six miles long, and is considered an underground, hardrock project focused on exploring the extensions of major gold, silver and other minor base metal veins in the district.  As set forth in the LOI, we will conduct due diligence on the Cherry Creek property prior to signing definitive agreements regarding the sale with GMCP.

In addition, on December 8, 2010, as part of our ongoing gold and silver exploration efforts in Nevada, we commenced staking new mineral claims at the north end of the Carlin Trend.  As a result of recent exploration results, a minimum of one hundred new claims are contemplated be staked and named the “Redwood Claims.”  The Redwood Claims are anticipated to encompass approximately one hundred and twenty contiguous acres in the area, and are expected to target both open pit and underground mining scenarios.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our properties through the remainder of 2010 and in 2011.  We have funded our operations primarily through sales of our common stock, including most recently the sale of our common stock and warrants to purchase common stock to certain investors via private placement from September 27, 2010 through October 21, 2010, as noted above.  We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines.  We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2010.  As of, and for the three months ended November 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 30, 2010.

Comparison of three month periods ended November 30, 2010 and November 30, 2009

During the three month periods ended November 30, 2010 and November 30, 2009, we earned no revenues.

For the three month periods ended November 30, 2010 and November 30, 2009, we incurred a loss of $1,212,258 and $58,650, respectively.  This increase for the period ended November 30, 2010 is primarily attributed to the exploration expenditures on the Rock Creek, Haystack and Cobalt Canyon properties $358,132 (2009 $10,000), the impairment loss on the Rock Creek and Haystack properties $617,000 (2009 $nil), stock based compensation related to options granted to officers and directors of the company $95,020 (2009 $Nil), legal and accounting $66,817 (2009 $39,905), and G&A travel and other expenses $75,289 (2009 $3,745).

Period from inception, January 18, 2007 to November 30, 2010

Since inception, we have an accumulated deficit during the development stage of $2,153,465.  We expect to continue to incur losses as a result of continued exploration of our Cobalt and other mineral properties.

Liquidity and Capital Resources

As of November 30, 2010, we had approximately $89,500 in cash and a working capital deficiency of approximately $724,100 including $525,000 payable for mineral properties.  During the three month period ended November 30, 2010, our primary sources of cash were subscriptions received in advance from investors participating in a private placement of the Company’s Units at a price of $0.05 per Unit.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

For the three month period ended November 30, 2010, we used net cash of $111,533.  We raised $345,000 from investors participating in the private placement of the Company’s Units at a price of $0.05 per unit, repaid a loan of $100,000 and used $356,533 in operating activities.

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

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2010 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our present management feel the weaknesses identified above, being the latter three, have not had any material affect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

We will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so.  Appointing independent members and using the services of an expert on the Audit Committee will greatly improve the overall performance of the Audit Committee.  With the addition of other staff, the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of our officers and employees will facilitate better internal control procedures.

Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2010, the Company received $30,000 as partial payment on the private placement of 2,500,000 Units for gross proceeds of $125,000, of a private placement of 20,000,000 Units offered at $0.05 per Unit of the Company’s securities. Each “Unit” consists of one share of Company common stock, par value $0.001 per share (the “Shares”) and one warrant exercisable to purchase one share of Company common stock at an exercise price of $0.07 per share for a period of twenty four (24) months (the “Warrants”).  The Shares and the Warrants were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

As previously disclosed under Part II, Item 9B in our Annual Report on Form 10-K filed with the SEC on November 30, 2010, on November 24, 2010, Teck provided us with written notice that the Haystack Assignment Agreement and Rock Creek Assignment Agreement (collectively, the “Teck Agreements”) had terminated for failure to expend $300,000 by September 30, 2010 on the Haystack Property and $500,000 by September 30, 2010 on the Rock Creek Property.  We initially disputed the unilateral termination of the Teck Agreements due to force majeure events we suffered.  However, the Board of Directors of the Company has since determined that it is not in the best interests of the Company and its shareholders to pursue a claim against Teck at this time.  While we retain our right to bring a claim under the Teck Agreements at a future date, the Teck Agreements are deemed terminated as of the date of filing of this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name

3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: January 14, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)