Form 10-Q
period 2011-02-28
Ironwood Gold Corp
filed 2011-04-15
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2011
Common stock, $.001 par value	84,699,200

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX
PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as of February 28, 2011 (Unaudited) and August 31, 2010 (Audited)	1

Condensed Statements of Operations for the three and six month periods ended February 28, 2011 and 2010 and for the period from January 18, 2007 (inception) to February 28, 2011 (Unaudited)	2

Condensed Statements of Cash Flows for the six month periods ended February 28, 2011 and 2010 and for the period from January 18, 2007 (inception) to February 28, 2011 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Removed and Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signature Page	23

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at 28 February 2011	As at 31 August 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	885	201,068

Mineral properties (Note 2 and 3)	25,000	1,194,575

TOTAL ASSETS	25,885	1,395,643
Liabilities

Current
Accounts payable and accrued liabilities (Note 4 and 5)	230,172	244,905
Payable for mineral property	-	525,000

TOTAL LIABILITIES	230,172	769,905
Stockholders’ deficiency
Common stock (Note 7)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
28 February 2011 – 83,199,200 common shares
31 August 2010 – 76,799,200 common shares	83,199	76,799
Capital in excess of par value	1,954,980	1,490,146
Subscription received	130,000	-
Common stock to be issued	4,000	-
Deficit accumulated during exploration stage	(2,376,466)	(941,207)

TOTAL STOCKHOLDERS’ DEFICIENCY	(204,287)	625,738

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	25,885	1,395,643

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three month period ended 28 February 2011	For the three month period ended 28 February 2010	For the six month period ended 28 February 2011	For the six month period ended 28 February 2010	For the period from the date of inception on 18 January 2007 to 28 February 2011
	$	$	$	$	$

Expenses
Accounting and audit	18,643	15,850	42,993	26,350	118,419
Advertising and promotion	-	-	970	-	970
Bank charges	695	439	1,571	484	3,128
Consulting	52,500	30,000	100,000	45,000	227,775
Exploration (Note 2)	9,259	11,377	367,392	11,377	764,509
Filing fees	1,068	3,611	2,554	3,861	12,953
Forgiveness of debt (Notes 3 & 4)	(547,137)	-	(547,137)	-	(547,137)
Impairment loss on mineral properties (Note 3)	593,467	-	1,210,467	-	1,210,467
Investor relations	7,635	2,585	21,496	2,585	36,785
Legal	17,622	12,700	60,089	42,105	161,968
Management fees (Notes 7 & 10)	-	-	-	2,000	33,000
Meals and entertainment	2,000	-	2,000	-	2,000
Office and miscellaneous expenses	1,050	351	1,238	801	11,317
Rent (Notes 7 & 9)	-	-	-	900	10,200
Stock based compensation (Note 8)	65,214	-	160,234	-	250,254
Transfer agent	265	1,412	2,516	1,512	7,654
Travel	720	51,432	8,876	51,432	72,204

Net loss for the period	(223,001)	(129,757)	(1,435,259)	(188,407)	(2,376,466)

Basic and diluted loss per common share	(0.003)	(0.002)	(0.018)	(0.003)
Weighted average number of common shares - basic and diluted	83,199,200	73,738,194	81,928,482	64,284,876

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six month period ended 28 February 2011	For the six month period ended 28 February 2010	For the period from the date of inception on 18 January 2007 to 28 February 2011
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,435,259)	(188,407)	(2,376,466)
Adjustments to reconcile loss to net cash used by operating activities
Stock issued for services	9,000		9,000
Stock based compensation	151,234		241,254
Impairment loss on mineral property acquisition costs	1,210,467		1,210,467
Forgiveness of debt – other income	(547,137)		(547,137)
Contributions to capital by related party – expenses (Notes 7 and 9)	-	3,350	48,300
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	102,404	(3,505)	247,309
Net cash flows (used in) operating activities	(509,291)	(188,562)	(1,167,273)
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(35,892)	(120,000)	(155,892)

Net cash flows (used in) investing activities	(35,892)	(120,000)	(155,892)
Cash flows from financing activities
Payment for advance from shareholder	(100,000)	-	-
Subscriptions received	130,000	-	130,000
Common shares issued for cash (Note 7)	315,000	638,550	1,194,050
Net cash flows provided by financing activities	345,000	638,550	1,324,050
Increase (decrease) in cash and cash equivalents	(200,183)	329,988	885
Cash and cash equivalents, beginning of period	201,068	278	-
Cash and cash equivalents, end of period	885	330,266	885

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

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

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2011, are not necessarily indicative of the results that can be expected for the year ended August 31, 2011

Going Concern

These financial statements as of 28 February 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the six month period of $1,435,259 (2010 –$188,407, cumulative –$2,376,466) and has working capital deficit of $229,287 at 28 February 2011 (31 August 2010 - $568,837).

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

Basis of presentation

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

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

Mineral property costs

The Company has been in the exploration stage since its formation on 18 January 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

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

Falcon Mine Property

On 2 February 2011, the Company entered into an acquisition agreement (the “Falcon Agreement”) for an interest in the prospective gold-silver project known as the Falcon Mine Property with the signing of a 2-year lease agreement which included a 50% earn-in Joint Venture agreement option. The property consists of 6 patented claims and 60-100 newly staked claims that join the patented claims on which the mine is situated.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. To date the Company has paid $25,000.

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

The Company has commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, and to date has made exploration expenditures of approximately $617,575 on the property. After analyzing the drilling results the Company performed an impairment analysis and determined that the related acquisition costs for the Cobalt Canyon Gold Project was impaired. Therefore, an impairment loss of $617,575 representing the Company’s total investment in the Cobalt Canyon Gold Project property was recorded on 28 February 2011.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

In a related transaction the Company reached an agreement with certain creditors to forgive in total $525,000 owed them for debt related to the acquisition of the Cobalt Canyon Gold Project.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

Cherry Creek Property

In November 2010 the Company entered into a Letter of intent to acquire the prospective gold property at Cherry Creek. The Company incurred $10,892 in acquisition costs and an additional $2,500 in exploration costs before deciding to abandon the property. As a result the Company recorded an impairment loss of $10,892.

4.	Forgiveness of debt

During the quarter ended 28 February 2011 the Company negotiated the forgiveness of debts owed to five creditors totaling $547,137.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Related Party Transactions

During the six month period ended 28 February 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2010– $2,000, cumulative – $33,000), rent in the amount of $Nil (2010 –$900, cumulative – $10,200) and for  telephone expenses $Nil (2010 - $450, cumulative $5,100) (Notes 8 and 10).

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

On October 6, 2009, two directors gifted back to treasury for cancellation a total of 90,000,000 restricted common shares.   The cancellation of these share resulted in the issued and outstanding share capital being reduced from 138,500,000 common shares to 48,500,000 common shares before the forward split of the common shares on October 7, 2009.

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

On 1 December 2009 the Company entered into the Assignment Agreement with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 10,000,000 shares of our common stock valued at $10,000 (Note 3).On August 26, 2010, KML agreed to the cancellation of 8,500,000 of these shares.

On 7 December 2009 the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 7,000,000 shares of our common stock valued at $7,000 (Note 3). On August 26, 2010, KML agreed to the cancellation of 5,950,000 of these shares.

On 13 January 2010, the Company completed a private placement and issued 4,674,200 common shares of the Company at a price of $0.25 per common share. The Company issued 2,614,200 of these common shares for net cash proceeds of $638,550, being gross proceeds of $653,550 less share issue costs of $15,000. In addition the Company issued 2,060,000 of these shares to pay $515,000 of the $1,025,000 debt owed KML under the mineral property acquisition agreements.

Subscriptions received

On November 24, 2010, and January 7, 2011 the Company received $30,000 and $40,000 respectively as partial payment on the private placement of 2,500,000 Units for gross proceeds of $125,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

On January 1, 2011 the Company received $60,000 as payment on the private placement of 1,200,000 Units for gross proceeds of $60,000, of a private placement of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months.

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

The weighted average grant-date fair value for these options is $1,800,400. During the quarter 2,000,000 options expired and on 28 February 2011, 4,250,000 options were outstanding.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015. The fair value of stock options vested during the quarter ended 28 February 2011 was $61,214 ($0.29 each) as estimated at the date of grant using the Black-Scholes option pricing model.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Warrants

As at 28 February 2011, and 31 August 2010, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	28 February 2011	31 August 2010

August 27, 2012	$0.07	4,000,000	4,000,000
September 3, 2012	$0.07	1,000,000	-
September 28, 2012	$0.07	300,000	-
October 8, 2012	$0.07	1,000,000	-
October 13, 2012	$0.07	2,000,000	-
November 24, 2012	$0.07	2,000,000	-

		10,300,000	4,000,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	28 February 2011		31 August 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	4,000,000	$0.07	-	-
Issued	6,300,000	$0.07	4,000,000	$0.07
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	10,300,000	$0.07	4,000,000	$0.07

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 28 February 2011.  There are no current or deferred tax expenses for the period ended 28 February 2011 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 28 February 2011	For the year ended 31 August 2010
	$	$

Refundable federal tax asset attributable to:
Current operations	44,117	282,675
Stock based compensation	(20,813)	(30,607)
Contributions to capital by related party	-	(1,139)
Write off mineral property	(201,779)	-
Less: Change in valuation allowance	178,475	(250,930)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 28 February 2011 and 31 August 2010 is as follows:
	As at 28 February 2011	As at 31 August 2010
	$	$

Net operating loss carry forward	2,169,287	807,537

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	737,558	274,563
Less: Valuation allowance	(737,558)	(274,563)

Net deferred tax asset	-	-

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
28 February 2011

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2011, the Company has an unused net operating loss carry forward balance of approximately $737,558 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.
9.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 28 February 2011	For the six month period ended 28 February 2011	For the six month period ended 28 February 2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

On 30 September 2010, the Company agreed to issue 100,000 common shares to a member of its Advisory board for services to the Company valued at $0.05 per common share for a total consideration of $5,000.

On 28 February 2011, the Company issued 100,000 common shares to a member of its board of directors for services to the Company valued at $0.04 per common share for a total consideration of $4,000.

During the quarter ended 28 February 2011 the Company negotiated the forgiveness of debts owed to five creditors totaling $547,137.

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

On October 6, 2009, our two former directors gifted back to treasury for cancellation a total of 90,000,000 restricted common shares.  The cancellation of these shares resulted in the issued and outstanding share capital being reduced from 138,500,000 common shares to 48,500,000 common shares before the forward split of the common shares. Effective October 27, 2009, we completed a 50 for 1 forward split. The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001.

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

On November 30, 2009, we entered into a purchase agreement with KML (“Purchase Agreement”), whereby we acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project encompasses a total of  696 acres in the Chief or Caliente mining district of southeastern Nevada.  We agreed to issue 500,000 shares of our common stock and a cash sum of $65,000 in consideration for the assignment of the rights.  We have a work program planned for the Cobalt properties, based on the recommended exploration program identified in the N.I. 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the properties at this point.  On August 16, 2010, exploratory drilling at the Cobalt Canyon Property in Nevada commenced.  On August 26, 2010, KML agreed to the cancellation of all 500,000 shares of common stock issued to KML pursuant to the Purchase Agreement.  After analyzing the drilling results, we performed an impairment analysis and determined that the related acquisition costs for the Cobalt Canyon Gold Project was impaired. Therefore, an impairment loss of $617,575 representing our total investment in the Cobalt Canyon Gold Project property was recorded on February 28, 2011 and we have abandoned the property.

On December 1, 2009, we entered into an assignment agreement (the “Haystack Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 10,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 8,500,000 shares and $255,000 to KML and 1,500,000 shares and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  We will obtain all right, title, and interest to the Haystack Property from KML and Teck pursuant to the terms of the Haystack Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property.  On June 07, 2010, we announced the receipt of a N.I. 43-101 compliant report undertaken by Crosby Consulting & Exploration Services regarding the Haystack Property.  The report provides key details regarding the mineral assets and provides detailed exploratory recommendations.  On August 26, 2010, KML agreed to the cancellation of all 8,500,000 shares of common stock issued to KML pursuant to the Haystack Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $175,000 on the Haystack Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Haystack Assignment Agreement. We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Haystack Property, the Company performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $310,000 representing the Company’s total investment in the Haystack Property on November 30, 2010.  Our Board of Directors has since determined that it is not in the best interests of the Company and its shareholders to pursue a claim against Teck at this time.  While we retain our right to bring a claim under the Haystack Assignment Agreement at a future date, we deemed the Haystack Assignment Agreement terminated as of January 14, 2011.

On December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).  We agreed to issue an aggregate of 7,000,000 shares of our common stock and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in and to the Rock Creek Property as follows: 5,950,000 shares and $255,000 to KML and 1,050,000 shares and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  We will obtain all right, title, and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property.  We have a work program planned for the Rock Creek property, based on the recommended exploration program identified in the N.I. 43-101 compliant technical report on the properties, which will be executed over the next twelve months and has determined that there is no impairment in value of the property at this point. On August 26, 2010, KML agreed to the cancellation of all 5,950,000 shares of common stock issued to KML pursuant to the Rock Creek Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $283,000 on the Rock Creek Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Rock Creek Assignment Agreement.  We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Rock Creek Property, the Company performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $307,000 representing the Company’s total investment in the Rock Creek Property on November 30, 2010.  Our Board of Directors has since determined that it is not in the best interests of the Company and its shareholders to pursue a claim against Teck at this time.  While we retain our right to bring a claim under the Rock Creek Assignment Agreement at a future date, we deemed the Rock Creek Assignment Agreement terminated as of January 14, 2011.

On January 13, 2010, we completed a private placement and issued 4,674,200 shares of common stock of the Company at a price of $0.25 per share.  We issued 2,614,200 of these common shares for net cash proceeds of $638,550, being gross proceeds of $653,550 less share issue costs of $15,000.  In addition, we issued 2,060,000 of these shares to pay $515,000 of the $1,025,000 debt owed KML under the mineral property acquisition agreements.

Beginning September 3, 2010 through October 21, 2010, we conducted a financing whereby we entered into a standard form of Securities Purchase Agreement with certain accredited investors pursuant to which such investors agreed to purchase in the aggregate up to 6,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for aggregate gross proceeds of $315,000.  Further, on November 24, 2010, January 1, 2011 and January 7, 2011, the Company received $30,000, $60,000 and $40,000, respectively, as partial payment on the private placement of 3,700,000 Units for gross proceeds of $185,000. Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

In a further effort to grow our Company, on November 15, 2010, we entered into a non-binding letter of intent (“LOI”) with Gold Mining Claims and Projects, LLC (“GMCP”) to acquire a 100% interest in mining operations on twenty unpatented lode claims commonly known as the Cherry Creek property, located approximately ninety miles south of the town of Wells, in White Pine County, Nevada.  We have decided not to pursue any further activity on the Cherry Creek property or enter into any material definitive agreement related thereto.  Accordingly, the property and project have been abandoned.

In addition, on December 8, 2010, as part of our ongoing gold and silver exploration efforts in Nevada, we commenced staking new mineral claims at the north end of the Carlin Trend.  As a result of recent exploration results, a minimum of one hundred new claims are contemplated to be staked and named the “Redwood Claims.”  The Redwood Claims are anticipated to encompass approximately one hundred and twenty contiguous acres in the area, and are expected to target both open pit and underground mining scenarios.

Further, on January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”).  The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property.  Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease.  The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated.  In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our properties through the remainder of 2011.  We have funded our operations primarily through sales of our common stock, including most recently the sale of our common stock and warrants to purchase common stock to certain investors via private placement as noted above.  We intend to develop and mine existing reserves and to further delineate additional, identified mineral deposits at our mines.  We also intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2010.  As of, and for the six months ended February 28, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 30, 2010.

Comparison of three and six month periods ended February 28, 2011 and February 28, 2010

During the three and six month periods ended February 28, 2011 and February 28, 2010, we earned no revenues.

For the three month periods ended February 28, 2011 and February 28, 2010, we incurred a loss of $223,001 and $129,757, respectively.  For the six month periods ended February 28, 2011 and February 28, 2010, we incurred a loss of $1,435,259 and $188,407, respectively.  This increase for the three month period ended February 28, 2011 is primarily attributed to the impairment loss on our mineral properties $593,467 (2010 $Nil), stock based compensation related to options and stock granted to officers and directors of the company $65,214 (2010 $Nil), consulting $52,500 (2010 $30,000) and legal and accounting $36,265 (2010 $28,550) partially offset by lower G&A, travel and other expenses $18,367 (2010 $51,783).  The increase for the six month period ended February 28, 2011 is primarily attributed to the impairment loss on our mineral properties $1,210,467 (2010 $Nil), exploration costs $367,392 (2010 $11,377), consulting $100,000 (2010 $45,000) and legal and accounting $103,082 (2010 $68,455)

Period from inception, January 18, 2007 to February 28, 2011

Since inception, we have an accumulated deficit during the development stage of $2,376,466.  We expect to continue to incur losses as a result of continued exploration of our Cobalt and other mineral properties.

Liquidity and Capital Resources

As of February 28, 2011, we had approximately $885 in cash and a working capital deficiency of approximately $229,287.  During the three and six month periods ended February 28, 2011, our primary sources of cash were subscriptions received in advance from investors participating in a private placement of the Company’s Units at a price of $0.05 per Unit.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

For the six month period ended February 28, 2011, we used net cash of $35,892 in investing activities, had net cash provided by financing activities of $345,000 and used $509,291 in operating activities.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of February 28, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           On January 1, 2011 and January 7, 2011, the Company received $60,000 and $40,000, respectively, as payment on the private placement of 2,000,000 Units for gross proceeds of $100,000, in connection with a private placement of 20,000,000 Units offered at $0.05 per Unit of the Company’s securities.  Each “Unit” consists of one share of Company common stock, par value $0.001 per share (the “Shares”) and one warrant exercisable to purchase one share of Company common stock at an exercise price of $0.07 per share for a period of twenty four (24) months (the “Warrants”).  The Shares and the Warrants were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name

3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)

10.1	Lease Agreement with The Falcon Group Claims dated January 25, 2011 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 3, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: April 15, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)