Form 10-Q
period 2011-05-31
Ironwood Gold Corp
filed 2011-07-15
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2011

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2011
Common stock, $.001 par value	87,199,200

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX
PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as of May 31, 2011 (Unaudited) and August 31, 2010 (Audited)	1

Condensed Statements of Operations for the three and nine month periods ended May 31, 2011 and 2010 and for the period from January 18, 2007 (inception) to May 31, 2011 (Unaudited)	2

Condensed Statements of Cash Flows for the nine month periods ended May 31, 2011 and 2010 and for the period from January 18, 2007 (inception) to May 31, 2011 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II—OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Removed and Reserved	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signature Page	26

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at 31 May 2011	As at 31 August 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	3,583	201,068

Mineral properties (Note 2 and 3)	50,000	1,194,575

TOTAL ASSETS	53,583	1,395,643
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	316,712	244,905
Due to director (Note 7)	10,000	-
Payable for mineral property	-	525,000

TOTAL LIABILITIES	326,712	769,905
Stockholders’ deficiency
Common stock (Note 8)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
31 May 2011 – 83,199,200 common shares
31 August 2010 – 76,799,200 common shares	83,199	76,799
Capital in excess of par value	2,001,791	1,490,146
Subscription received	185,000	-
Common stock to be issued	4,000	-
Deficit accumulated during exploration stage	(2,547,119)	(941,207)

TOTAL STOCKHOLDERS’ DEFICIENCY	(273,129)	625,738

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	53,583	1,395,643

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three month period ended 31 May 2011	For the three month period ended 31 May 2010	For the nine month period ended 31 May 2011	For the nine month period ended 31 May 2010	For the period from the date of inception on 18 January 2007 to 31 May 2011
	$	$	$	$	$

Expenses
Accounting and audit	15,422	17,825	58,416	44,175	133,842
Advertising and promotion	-	-	970	-	970
Bank charges	150	285	1,721	770	3,278
Consulting	75,000	37,000	175,000	62,000	302,775
Exploration (Note 2)	-	51,379	367,392	82,755	764,509
Filing fees	723	1,171	3,277	5,032	13,676
Forgiveness of debt (Note 3 & 4)	-	-	(547,137)	-	(547,137)
Impairment loss on mineral properties (Note 3)	-	-	1,210,467	-	1,210,467
Investor relations	26,360	1,770	47,856	4,355	63,145
Legal	6,037	44,823	66,126	86,928	168,005
Management fees (Notes 8 and 10)	-	-	-	2,000	33,000
Meals and entertainment	-	-	2,000	-	2,000
Office and miscellaneous expenses	-	1,057	1,238	1,858	11,317
Rent (Notes 8 and 10)	-	-	-	900	10,200
Stock based compensation (Note 8)	46,811	-	207,045	-	297,065
Transfer agent	150	170	2,666	1,682	7,804
Travel	-	6,089	8,875	57,521	72,203

Net loss for the period	(170,653)	(161,569)	(1,605,912)	(349,976)	(2,547,119)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.02)	(0.00)

Weighted average number of common shares – basic and diluted	83,199,200	87,749,200	83,245,720	78,940,918

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine month period ended 31 May 2011	For the nine month period ended 31 May 2010	For the period from the date of inception on 18 January 2007 to 31 May 2011
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,605,912)	(349,976)	(2,547,119)
Adjustments to reconcile loss to net cash used by operating activities
Stock issued for services	9,000	-	9,000
Stock based compensation	198,045	-	288,065
Impairment loss on mineral property acquisition costs	1,210,467	-	1,210,467
Forgiveness of debt – other income	(547,137)	-	(547,137)
Contributions to capital by related party – expenses (Notes 8 and 10)	-	3,350	48,300
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	188,944	18,464	333,849
Net cash flows (used in) operating activities	(546,593)	(328,162)	(1,204,575)
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(60,892)	(120,000)	(180,892)

Net cash flows (used in) investing activities	(60,892)	(120,000)	(180,892)
Cash flows from financing activities
Payment for advance from shareholder	(100,000)	-	-
Advances from director	60,000	-	60,000
Payments to director	(50,000)		(50,000)
Subscriptions received	185,000	-	185,000
Common shares issued for cash (Note 8)	315,000	638,550	1,194,050
Net cash flows provided by financing activities	410,000	638,550	1,389,050
Increase (decrease) in cash and cash equivalents	(197,485)	190,388	3,583
Cash and cash equivalents, beginning of period	201,068	278	-
Cash and cash equivalents, end of period	3,583	190,666	3,583

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

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

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2011, are not necessarily indicative of the results that can be expected for the year ended August 31, 2011

Going Concern

These financial statements as of 31 May 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the nine month period ended May 31, 2011, of $1,605,912 (2010 – $349,976, cumulative – $2,547,119) and has working capital deficit of $323,129 at 31 May 2011 (31 August 2010 - $568,837).

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
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

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
31 May 2011

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
31 May 2011

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

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. To date the Company has paid $50,000.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

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

			Exploration
	Payments	Shares	Expenditures
	$		$
2009	465,000	17,075,000	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	17,075,000	2,800,000

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

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
31 May 2011

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

During the nine month period ended 31 May 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2010 – $2,000, cumulative – $33,000), rent in the amount of $Nil (2010 – $900, cumulative – $10,200) and for  telephone expenses $Nil (2010 - $450, cumulative $5,100) (Notes 8 and 10).

7.	Due to director

During the quarter ended 31 May 2011 a director advanced $60,000 to the Company and was repaid $50,000. Amounts due are non-interest bearing, unsecured and without specific terms of repayment. Amounts are expected to be repaid within one year.

8.	Capital Stock

Authorized

The total authorized capital is 500,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 83,299,200 common shares with a par value of $0.001 per common share.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

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
(Unaudited)
31 May 2011

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

On January 24, 2011, the Company entered into a Restricted Stock Award Agreement (the “Agreement”) with Anton S. Borozdin, whereby Mr. Borozdin will serve as a director of the Company. Pursuant to the Agreement, Mr. Borozdin will receive one hundred thousand (100,000) shares of Company common stock in connection with his service as a director. The transaction was valued at $4,000 being the trading price of the Company’s shares on January 24, 2011, $0.04 per share multiplied by the number of shares issued 100,000. These shares have not been issued as of the date of these financial statements.

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
31 May 2011

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

On May 12, 2011 the Company received the final $55,000 for 1,100,000 units of a 2,500,000 unit private placement. The private placement was part of 20,000,000 Units offered at $0.05 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $0.07 per share for a period of 24 months.

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

During the nine month period ended 31 May 2011, 3,000,000 options expired and on 31 May 2011, 3,250,000 options were outstanding. 1,000,000 options were vested at 31 May 2011.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015. The fair value of stock options vested during the quarter ended 31 May 2011 was $46,811 ($0.29 each) as estimated at the date of grant using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the nine month period ended 31 May 2011.

Expected annual dividend rate	0.00%
Risk-free interest rate	3.25%
Weighted average expected life (years)	10
Expected volatility of common stock	98.43%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$0.29

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

Warrants

As at 31 May 2011, and 31 August 2010, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	31 May 2011	31 August 2010

August 27, 2012	$0.07	4,000,000	4,000,000
September 3, 2012	$0.07	1,000,000	-
September 28, 2012	$0.07	300,000	-
October 8, 2012	$0.07	1,000,000	-
October 13, 2012	$0.07	2,000,000	-
November 24, 2012	$0.07	2,000,000	-

		10,300,000	4,000,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31 May 2011		31 August 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	4,000,000	$0.07	-	-

Issued	6,300,000	$0.07	4,000,000	$0.07
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	10,300,000	$0.07	4,000,000	$0.07

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2011.  There are no current or deferred tax expenses for the period ended 31 May 2011 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 May 2011	For the year ended 31 August 2010
	$	$

Refundable federal tax asset attributable to:
Current operations	546,010	282,675
Stock based compensation	(67,335)	(30,607)
Contributions to capital by related party	-	(1,139)
Write off mineral property	-	-
Less: Change in valuation allowance	(478,675)	(250,930)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 May 2011 and 31 August 2010 is as follows:
	As at 31 May 2011	As at 31 August 2010
	$	$

Net operating loss carry forward	2,259,674	807,537

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	768,289	274,563
Less: Valuation allowance	(768,289)	(274,563)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2011, the Company has an unused net operating loss carry forward balance of approximately $2,191,404 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2030.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)
31 May 2011

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 31 May 2011	For the nine month period ended 31 May 2011	For the nine month period ended 31 May 2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

On 13 January 2010, the Company completed a private placement and issued 2,060,000 common shares at $0.25 per share in exchange for the cancellation of $515,000 owed KML (Note 3 and 8).

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

On October 6, 2009, our two former directors gifted back to treasury for cancellation a total of 90,000,000 restricted common shares.  The cancellation of these shares resulted in the issued and outstanding share capital being reduced from 138,500,000 common shares to 48,500,000 common shares before the forward split of the common shares.   Effective October 27, 2009, the Company completed  a 50 to 1 forward stock split.  The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001.

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

Beginning September 3, 2010 through October 21, 2010, we conducted a financing whereby we entered into a standard form of Securities Purchase Agreement with certain accredited investors pursuant to which such investors agreed to purchase in the aggregate up to 6,300,000 Units (as defined below) of the Company at a price of $0.05 per Unit for aggregate gross proceeds of $315,000.  Further, on November 24, 2010, January 1, 2011 and January 7, 2011, the Company received $30,000, $60,000 and $40,000, respectively, as partial payment on the private placement of 3,700,000 Units for gross proceeds of $185,000. In addition, on May 12, 2011, the Company received $55,000 for 1,100,000 Units, as final payment on a subscription for a total of 2,500,000 Units.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.

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

Our ability to satisfy the cash requirements of our mining development and exploration operations will be dependent upon future financing.  No assurance can be made that additional financing will be obtained.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2010.  As of, and for the nine months ended May 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed on November 30, 2010.

Comparison of three and nine month periods ended May 31, 2011 and May 31, 2010

During the three and nine month periods ended May 31, 2011 and May 31, 2010, we earned no revenues.

For the three month periods ended May 31, 2011 and May 31, 2010, we incurred a loss of $170,653 and $161,569, respectively.  For the nine month periods ended May 31, 2011 and May 31, 2010, we incurred a loss of $1,605,912 and $349,976, respectively.  This increase for the three month period ended May 31, 2011 is primarily attributed to a decrease in legal fees $6,037 (2010 $44,823), exploration costs $Nil (2010 $51,379) and travel costs $Nil (2010 $6,089), offset by an increase in stock based compensation $46,811 (2010 $Nil), consulting $75,000 (2010 $37,000) and investor relations $26,360 (2010 $1,770).  The increase for the nine month period ended May 31, 2011 is primarily attributed to the impairment loss on our mineral properties $1,210,467 (2010 $Nil), exploration costs $367,392 (2010 $82,755), and consulting $175,000 (2010 $62,000).

Period from inception, January 18, 2007 to May 31, 2011

Since inception, we have an accumulated deficit during the development stage of $2,547,119.  We expect to continue to incur losses as a result of continued exploration of our mineral properties.

Liquidity and Capital Resources

As of May 31, 2011, we had approximately $3,583 in cash and a working capital deficiency of approximately $323,129.  During the three and nine month periods ended May 31, 2011, our primary sources of cash were subscriptions received in advance from investors participating in a private placement of the Company’s Units at a price of $0.05 per Unit.  Each “Unit” consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at a price of $0.07, exercisable over two years.  In addition, during the three months ended May 31, 2011, a director advanced $60,000 to the Company and was repaid $50,000.  Amounts due are non-interest bearing, unsecured and without specific terms of repayment.  Amounts are expected to be repaid within one year.

For the nine month period ended May 31, 2011, we used net cash of $60,892 in investing activities, had net cash provided by financing activities of $410,000 and used $546,593 in operating activities.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of May 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our present management feels the weaknesses identified above, being the latter three, have not had any material affect on our financial results.  Our present management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2011, the Company issued to Robert L. Wyllie 1,500,000 shares (the “Falcon Shares”) of the common stock, par value $0.001 per share, of the Company.  The Falcon Shares were issued in connection with the Company’s Falcon Mines/Falcon Group Claims Lease Agreement - Joint Venture Option, as disclosed in the Company’s Current Report on Form 8-K filed February 3, 2011.  The offer and sale of the Falcon Shares was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

On May 12, 2011, the Company received the final $55,000 for 1,100,000 Units out of a 2,500,000 Unit private placement subscription, in connection with a private placement of 20,000,000 Units offered at $0.05 per Unit of the Company’s securities.  Each “Unit” consists of one share of Company common stock, par value $0.001 per share (the “Shares”) and one warrant exercisable to purchase one share of Company common stock at an exercise price of $0.07 per share for a period of twenty four (24) months (the “Warrants”).  The Shares and the Warrants were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

IRONWOOD GOLD CORP.
(Registrant)

Date: July 15, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer
(Principal Financial Officer & Principal Accounting
Officer)