Form 10-K
period 2011-08-31
Ironwood Gold Corp
filed 2011-11-29
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2011

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number:   000-53267

IRONWOOD GOLD CORP.
(Exact name of registrant as specified in charter)

Nevada	74-3207792
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

123 West Nye Ln., Ste. 129
Carson City, Nevada	89706
(Address of principal executive offices)	(Zip Code)

888-356-4942
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 was approximately $2,678,513 based upon the closing price of $0.035 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 21, 2011, there were 6,199,977 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

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

Overview

Ironwood Gold Corp., formerly known as Suraj Ventures, Inc., was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring, exploring and developing mineral properties.  On October 27, 2009, we changed our name to Ironwood Gold Corp.

We are a mineral exploration stage company building a portfolio of exploration properties containing known deposits of gold.  We have targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today.

On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”).  The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property.  Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease.  The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated.  In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property.  In September 2011, we announced that Snowden Mining Industry Consultants Inc. has commenced the 2011 field exploration program on the Falcon Property.  Results of this initial program are expected by December 2011 and are focused on locating prime drill sites for subsequent testing for a potential Carlin-type gold horizon.

Our Falcon Property is discussed in further detail below.

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

The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1895 in September 2011.  This current price level has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many.  Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold at our properties.

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

Recent Events

Some of our more significant recent events include the following:

On October 28, 2009, we entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”), whereby we acquired an undivided 100% right, title, and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Cobalt Canyon Property”), in exchange for an aggregate of 853,750 shares (post stock split) of our common stock and an aggregate cash sum of $575,000.  Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”), dated January 31, 2009, wherein KML acquired an exclusive option to acquire the Cobalt Canyon Property from GC.  KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Cobalt Assignment Agreement”) dated April 15, 2009. On November 30, 2009, we entered into a purchase agreement with KML (“Purchase Agreement”), whereby we acquired certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada.  As a result of the purchase agreement, the Cobalt Canyon Gold Project encompasses a total of  696 acres in the Chief or Caliente mining district of southeastern Nevada.  We agreed to issue 25,000 shares of our common stock (post stock split) and a cash sum of $65,000 in consideration for the assignment of the rights.  On August 16, 2010, exploratory drilling at the Cobalt Canyon Property in Nevada commenced.  On August 26, 2010, KML agreed to the cancellation of all 25,000 shares of common stock (post stock split) issued to KML pursuant to the Purchase Agreement.  After analyzing the drilling results, we performed an impairment analysis and determined that the related acquisition costs for the Cobalt Canyon Gold Project was impaired. Therefore, an impairment loss of $617,575 representing our total investment in the Cobalt Canyon Gold Project property was recorded on February 28, 2011 and we have abandoned the property.

On December 1, 2009, we entered into an assignment agreement (the “Haystack Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Haystack Property, located in Pershing County, Nevada (the “Haystack Property”).  We agreed to issue an aggregate of 500,000 shares of our common stock (post stock split) and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in the Haystack Property as follows: 425,000 shares (post stock split) and $255,000 to KML and 75,000 shares (post stock split) and $45,000 to Teck CO, LLC (“Teck”).  Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Haystack Property from Teck.  On August 26, 2010, KML agreed to the cancellation of all 425,000 shares of common stock (post stock split) issued to KML pursuant to the Haystack Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $175,000 on the Haystack Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Haystack Assignment Agreement. We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Haystack Property, we performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $310,000 representing the Company’s total investment in the Haystack Property on November 30, 2010.  Our Board of Directors has since determined that it is not in the best interests of the Company and its shareholders to pursue a claim against Teck at this time.  While we retain our right to bring a claim under the Haystack Assignment Agreement at a future date, we deemed the Haystack Assignment Agreement terminated as of January 14, 2011.

On December 7, 2009, we entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML, whereby we have the option to acquire an undivided 100% right, title, and interest in and to certain mineral claims known as the Rock Creek property, located in Elko County, Nevada (the “Rock Creek Property”).  We agreed to issue an aggregate of 350,000 shares of our common stock (post stock split) and an aggregate of $300,000 in cash in consideration for the assignment of all right, title, and interest in and to the Rock Creek Property as follows: 297,500 shares (post stock split) and $255,000 to KML and 52,500 shares (post stock split) and $45,000 to Teck.  Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”), dated October 26, 2009, wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck.  On August 26, 2010, KML agreed to the cancellation of all 297,500 shares of common stock (post stock split) issued to KML pursuant to the Rock Creek Assignment Agreement.  The Company was working on a 43-101 compliant technical report and had completed exploration related expenditures of approximately $283,000 on the Rock Creek Property when on November 24, 2010, Teck provided written notice that they had unilaterally terminated the Rock Creek Assignment Agreement.  We disputed this unilateral termination due to force majeure events we suffered and believed that we had exceeded our obligations given the force majeure events we experienced.  However, due to the ongoing dispute and the fact that we were not allowed access to the Rock Creek Property, the Company performed an impairment analysis and determined that the related acquisition costs were impaired and recorded an impairment loss of $307,000 representing the Company’s total investment in the Rock Creek Property on November 30, 2010.  Our Board of Directors has since determined that it is not in the best interests of the Company and its shareholders to pursue a claim against Teck at this time.  While we retain our right to bring a claim under the Rock Creek Assignment Agreement at a future date, we deemed the Rock Creek Assignment Agreement terminated as of January 14, 2011.

As noted above, on January 25, 2011, we entered into a lease agreement with Falcon for the development of a gold-silver mining project known as the Falcon Property located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”).  The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property.  Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease.  The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated.  In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property.

On August 16, 2011, we entered into a Subscription Agreement (the “Agreement”) with Alpha Capital Anstalt, a foreign entity (the “Investor”) in connection with the private offering and issuance of (i) a $550,000 secured convertible promissory note (the “Note”), such Note convertible, at the option of the Investor, into shares of our common stock, par value $0.001, at a conversion price of $0.40 per share (post stock split); (ii) a warrant to purchase up to 1,375,000 shares of common stock (post stock split) at an exercise price of $0.60 per share (post stock split) (the “Warrant”), such Warrant expiring five (5) years from the date of issuance, and (iii) 220,000 shares of common stock (post stock split) (the “Shares”).  The Note is senior to any and all of our indebtedness and is secured substantially by all of our assets in accordance with the terms and conditions of the Security Agreement with the Investor dated August 16, 2011. The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

In addition, as a condition to closing the Agreement, Mr. Behzad Shayanfar, our Chief Executive Officer and a director, has entered into a Lockup Agreement, dated August 16, 2011 (“Lockup Agreement”) pursuant to which Mr. Shayanfar has agreed that for a period of twelve (12) months from August 16, 2011, he will not sell, transfer or otherwise dispose of any of his common stock or any other security of the Company which he owns or has a right to acquire, except (i) in connection with an offer made to all our shareholders in connection with a merger, consolidation or similar transaction involving the Company, or (ii) in a bona fide arm’s length transaction at a price of more than $1.00 per share (post stock split), subject to equitable adjustment.

Subsequent to August 31, 2011

Effective October 28, 2011, we completed  a 1 for 20 reverse stock split of both our authorized and issued and outstanding shares of our common stock.  As a result of the reverse split, our authorized share capital is now 25,000,000 shares of common stock, with the same par value of $0.001.  Unless otherwise noted, all references to share info contained in this Form 10-K are to figures and numbers post-reverse stock split.

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

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and/or silver and other precious metals if they were to be produced from any of the properties we acquire an interests in.  The price of precious metals can be affected by a number of factors beyond our control, including:

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

Capital Equipment and Expenditures

During the year ended August 31, 2011, our efforts were primarily focused on exploring potential mining opportunities; therefore, no material capital equipment was acquired by us.

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

Corporate Information

Our principal executive office is located at: 123 West Nye Ln., Ste. 129, Carson City, Nevada, 89706.  Our telephone number is 888-356-4942.  Our website address is www.ironwoodgold.com.  The information on our website is not a part of this Annual Report on Form 10-K.

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

Our property rights are in Nevada and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have.  As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable.  We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees.  If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

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

A significant portion of the present Falcon/Redwood Property projects’ land position is located on unpatented mining claims located on U.S. federal public lands.  The rights to use such claims are granted under the Mining Law of 1872.  Unpatented mining claims are unique property interests in the United States, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment.

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

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810
2010	1,421	1,058
2011	1,895	1,319

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

We are dependent on the services of our sole executive officer, Behzad Shayanfar.  The foregoing officer has many years of experience and an extensive background in the mining industry in general.  We may not be able to replace that experience and knowledge with other individuals.  We do not have “Key-Man” life insurance policies on Mr. Shayanfar.  The loss of Mr. Shayanfar or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

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

Our common shares are currently traded under the symbol “IROG.OB,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our principal executive office is located at: 123 West Nye Ln., Ste. 129, Carson City, Nevada, 89706.  See further discussion below for a description of our mineral properties.

Mineral Properties

We currently have rights to one significant property located in Nevada - the Falcon/Redwood Property. Figure 1 displays the mining property discussed in this Annual Report.  See below for further description as well as “Item 1. Business” for details on our acquisition of certain rights and interest in the property.

FALCON / REDWOOD
CLAIMS PROPERTY
OREGON
IDAHO
McDermitt
Winnemucca
Wells
Elko
Battle Mountain
UTAH
Lovelock
NEVADA
Sparks
Reno
Austin
Eureka
Ely
Carson City
Lake Tahoe
Walker Lake
Hawthorne
Mono Lake
Tonopah
YOSEMITE NATIONAL PARK
Caliente
KINGS CANYON NATIONAL PARK
ARIZONA
Beatty
Indian Springs
Overton
SEQUOIA NATIONAL PARK
Las Vegas
Henderson
Lake Mead

Figure 1.  Map showing the location of the Nevada mining property discussed in this Annual Report.

Falcon/Redwood Property

Location

The Falcon Mine and Redwood Claims properties  (Falcon / Redwood) are located in the northern part of the Carlin Trend and indicates similar geology and deep seated structures found in the mineralized zones within the more southern part of the trend. Specifically, the Falcon / Redwood project area is located in the Tuscarora Mountains of north-central Nevada, in Elko County (see Figure 4.1 below).  The center of the Falcon / Redwood project area is approximately about 12 miles northwest of the old mining town of Tuscarora, which in turn is about 38 miles northwest of the town of Elko.  Elko is the county seat, and lies on Interstate Highway I-80 about halfway between Reno, Nevada and Salt Lake City, Utah. The property consists of 6 patented claims and 60-100 newly staked claims that join the patented claims on which the mine is situated.

117°
116°
115°
OWYHEE
DESERT
Doby George
Cornucopia
Big Springs
Good Hope
T42N
T41N
T40N
Falcon/Redwood
Claims Property
Jerritt Canyon
District
Midas
Ivanhoe
Carlin Trend
Meikle
Gold Quarry
Elko
Rain
Battle Mountain - Eureka Trend
HUMBOLDT
ELKO
WASHOE
PERSHING
CHURCHILL
LYON
EUREKA
WHITE
PINE
MINERAL
NYE
ESMERALDA
LINCOLN
CLARK
Las Vegas
Falcon / Redwood
Claims Property

Ironwood Gold Property

Sediment - Hosted Gold Deposits

Volcanic - Hosted Gold Deposits

N True

0 10 20 30 40 50 kilometres

0 10 20 30 miles

Figure 4.1

Ironwood
GOLD CORP.

Falcon/Redwood Claims Property

Elko County, Nevada

Property Location Map

modified from NBMG Map 120, D.A.Davis and J.R. Tingley, 1999

Figure 4.1

Claims

The Falcon / Redwood claims will consist of a minimum of 100 unpatented lode mining claims adjacent to the “Bluto” and “Red Cow” claim area held by Teck Resources Ltd. and are contiguous with the “Falcon” area (named after the adjacent Falcon mine) (see Figure 4.2 below).

Area of Interest Boundary
R49E
R50E
T41N
T40N
Bluto Claims
(Teck Resources)
FALCON / REDWOOD
CLAIMS PROPERTY
Dry Claims
(Teck Resources)
R49E
R50E
N
Kilometers
0 1 2
Miles
0 0.25 0.5 1
Schedule A
FALCON/REDWOOD CLAIMS PROPERTY
T40-41N, R49-50E
Elko County, Nevada
Figure 4.2
Ironwood
GOLD CORP.

Figure 4.2

History

The Falcon / Redwood Claims Project area is within a historic mining district, where mineralization was first discovered in the 1870’s. The mining district produced silver (32,000 ounces), gold (55 ounces), mercury (26 flasks) and antimony, mainly from the old Falcon mine, and from the Teapot mercury prospect located between the Dry and Bluto claim groups (see Figure 4.2). The Falcon mine, which exploited a volcanic hosted vein deposit is a significant part of Ironwood’s Falcon / Redwood claim property.

A silver deposit was discovered in 1876 and initially two 300 foot shafts called the Falcon and Scorpion were sunk to access the high grade silver vein. By 1901 over $10 million in gold and silver ore had been produced from the mine. In 1965 the mine owner at the time produced a 30 lb. vein sample that assayed at 1403g/t silver (94.3% recovery) and 0.3 g/t gold. The ore had accessory arsenic and antimony mineralization commonly associated with gold mineralization.

Mineralization

The mineralization of interest on the Falcon / Redwood Claims Property is within or adjacent to known structures that control the alteration haloes in Eocene volcanic rocks and the alteration observed in outcropping Paleozoic rocks (caldera slide blocks, or horsts). Generally, this mineralization is typical high level, volcanic hosted, epithermal systems.

Mineralization and alteration can be divided into the south and north parts of the general area, specifically the Falcon and Red Cow structural zones (or vein systems) respectively (see Figures 7.2 and 7.3 below).

In the Falcon area, mineralization hosted by andesitic flows is strongly controlled by a series of sub parallel north-northwest, mostly steeply west dipping faults. Within the Falcon mine area, these faults are occupied by fine-grained quartz to chalcedony veins, often with banded textures. Rare quartz after bladed calcite occurs locally. The zone of sub-parallel veins locally reaches widths of at least 100 feet and extends northwards from the Falcon mine for 1 mile. Surface samples of vein silicification typically carry 100 to 1000 ppb Au and 1 to 200 ppm Ag.

In the nearby Red Cow area, a series of steeply east to west dipping fault zones strike north-south to northeast for an aggregate strike length of at least 3 miles (see Figure 7.2). These faults, mostly within lithic rhyolite tuffs, contain locally extensive silicified breccias, fine-grained quartz-barite stockworks, and irregular zones of banded quartz to chalcedony veins. These silicified zones vary along strike in width from 3 to greater than 15 feet. Samples indicate that the silicified zones carry minor anomalous gold (50 – 250 ppb) with local samples up to 2.1 ppm Au. Unlike the Falcon area, silver is only weakly anomalous, although As, Hg and Sb are strongly anomalous. Previous shallow drilling has intersected up to 20m averaging 0.5 ppm Au. Most of the anomalous gold is near the bottom of these 500 ft. (150m) holes.

Limited soil and rock sampling has revealed large areas highly anomalous in As, Sb, Hg, Ag, and Au. Wide spread drilling has detected thick intercepts of enriched gold and silver values. Two holes (CC-10 and CC-11) encountered approximately 100 feet of economically significant gold mineralization.

R49E
R50E
T41N
T40N
R49E
R50E
A
A'
Red Cow Area
Teapot Prospect
B
B'
Falcon Mine
EXPLANATION
Quaternary
Alluvium, landslide deposits
Tertiary
Tuffaceous sedimentary rocks
Rhyolite to dacitic tuffs, flows
Andesitic to Latitic flows, tuffs
Tertiary
Granodiorite
Paleozoic
Chert, mudstone, quartzite
Quartz veins, stockwork and silicified breccia
Hg-bearing argillic alteration, rare opalization
== Roads
Figure 7.2

Generalized Geologic map of the Falcon/Redwood Claims Property

Ironwood GOLD CORP.

Figure 7.2

Red Cow Structural Zone
Silicified Breccia and
Qz veins w/ anomalous
Au - As + Ag - Sb - Hg
CC-11
RC Hole with
20m @ 0.5 g/t Au
at bottom
A
A'
2000m
1500m
Meikle -Type
Gold Target
100m
Sections looking North
Falcon Structural Zone
B
B'
1.0 g/t Au
Banded Chalcedony
and Quartz Veins:
0.5 g/t Au
Argillic Alteration Halo
2000m
1500m
Meikle -Type
Gold Targets
100m
Tertiary
Andesitic to Latitic flows, tuffs
Rhyolitic to dacitic tuffs, flows
Paleozoic
Chert, mudstone, quartzite
Bonanza Vein Targets
Argillic Alteration Halo
Figure 7.3
Ironwood
GOLD CORP.
Falcon / Redwood Regional Structure
Elko County, Nevada
Falcon/Redwood Sections and Typical Exploration Targets
modified from Teck Resources, Inc., 2000

Figure 7.3

ITEM 3.	LEGAL PROCEEDINGS.

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.	[REMOVED AND RESERVED].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board under the Symbol: “IROG.”  The table below lists the high and low closing prices per share of our common stock (pre stock split) since our stock was first traded on October 27, 2009, as quoted on the Over-the-Counter Bulletin Board.

Fiscal 2010	High	Low
First Quarter	$.85	$.81
Second Quarter	$.47	$.45
Third Quarter	$.60	$.32
Fourth Quarter	$.33	$.06

Fiscal 2011	High	Low
First Quarter	$.18	$.06
Second Quarter	$.08	$.02
Third Quarter	$.03	$.02
Fourth Quarter	$.03	$.01

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

At November 21, 2011, there were 6,199,977 shares of common stock (post stock split)  issued and outstanding that were held by approximately 45 shareholders of record.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	312,500	5.76	-
Total	312,500	$5.76	-

(1)
Under the Plan, the maximum number of shares of Company common stock with respect to which awards may be granted under the Plan during a calendar year shall be limited, in the aggregate, to the number of shares of our common stock equal to ten percent of the number of outstanding shares of our common stock.

Recent Sales of Unregistered Shares

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended August 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On July 31, 2011, we agreed to issue 1,250,000 shares of Company common stock (post stock split) to Mr. Behzad Shayanfar in consideration for services provided to the Company  (“Shayanfar Shares”).  The Shayanfar Shares were issued in reliance upon Regulation S of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (“Securities Act”).  On August 16, 2011, we agreed to issue 200,000 shares of Company common stock (post stock split) to Kingston Advisors, LLC as consideration for services provided to the Company (the “Kingston Shares”).  The Kingston Shares were issued in reliance upon Regulation S of the Securities Act.

On August 24, 2011, we agreed to issue 150,000 shares of Company common stock (post stock split) to Mine Management, Inc., in consideration for services provided to the Company (“Mine Shares”).  The Mine Shares were issued in reliance upon Section 4(2) and/or Regulation D/Rule 506 of the Securities Act.  On August 5, 2011, we agreed to issue 10,000 shares of Company common stock (post stock split) to Activation Laboratories Ltd. in consideration for services provided to the Company (“ActLabs Shares”).  The ActLabs Shares were issued in reliance upon Regulation S of the Securities Act.

On July 18, 2011, we agreed to issue 5,000 shares of Company common stock (post stock split) to Anton S. Borozdin and on August 31, 2011 we agreed to issue 5,000 shares of Company common stock (post stock split) to Keith P. Brill in connection with their respective service on our Board of Directors, pursuant to Restricted Stock Award Agreements previously filed as exhibits to our Current Reports on Form 8-K filed January 26, 2011 (Borozdin) and August 31, 2011 (Brill).  The shares of Company common stock were issued to Mr. Borozdin in September 2011 in reliance upon Regulation S of the Securities Act.  The shares of Company common stock were issued to Mr. Brill in September 2011 in reliance upon Section 4(2) and/or Regulation D/Rule 506 of the Securities Act.

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

We specialize in acquiring and consolidating mineral properties with potential production and future growth through exploration discoveries.  Acquisition emphasis is focused on properties containing gold, silver, and other strategic minerals that present low political and financial risk and exceptional upside potential.  The Company has targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today.

As noted above, on January 25, 2011, we entered into the Lease with Falcon for the development of a gold-silver mining project known as the Falcon Property located in the northern end of the Carlin Trend gold belt in Nevada.  The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property.  Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease.  The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated.  In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. has commenced the 2011 field exploration program on the Falcon Property.  Results of this initial program are expected by December 2011 and are focused on locating prime drill sites for subsequent testing for a potential Carlin-type gold horizon.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2011 and in 2012.  We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt. We  intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

As of August 31, 2011, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

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

Derivative financial instruments. The Company has not, as of August 31, 2011, entered into derivative instruments.

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

Foreign currency translation. Our functional and reporting currency is in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, as of August 31, 2011, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended August 31, 2011 and August 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Comparison of the Fiscal Year Ended August 31, 2011 and August 31, 2010

During the fiscal years ended August 31, 2011 and 2010, we earned no revenues from operations.

For the fiscal year ended August 31, 2011, we incurred a net loss of $2,258,691, an increase of $1,427,293 as compared to a net loss of $831,398 for the fiscal year ended August 31, 2010.  The increase in net loss for the period ended August 31, 2011 is primarily attributed to increases in accounting and audit expenses, consulting expenses, exploration expenses, legal expenses, and travel expenses.  This period also included a $1,250,360 impairment loss on mineral property.

Period from inception, January 18, 2007 to August 31, 2011

Since inception, we have an accumulated deficit during the exploration stage of $3,199,898.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of August 31, 2011, we had $231,877 in cash and cash equivalents and a working capital deficiency of $71,773, including $Nil payable for mineral properties.  During the fiscal year ended August 31, 2011, our primary sources of cash were from issuance of shares of our common stock for both cash and debt.  This period also included the issuance of long term secured promissory note.

Specifically, on August 16, 2011, we received proceeds of $550,000 (before fees and expenses) pursuant to a Subscription Agreement with Alpha Capital Anstalt, in connection with the private offering and issuance of (i) a secured convertible promissory note (the “Note”), such Note convertible, at the option of Alpha Capital Anstalt, into shares of our common stock, at a conversion price of $0.40 per share (post stock split); (ii) a Warrant to purchase up to 1,375,000 (post stock split) shares of common stock at an exercise price of $0.60 per share (post stock split), such Warrant expiring five (5) years from the date of issuance, and (iii) 220,000 shares of common stock (post stock split).  The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

For fiscal year ended August 31, 2011, we used net cash of $823,406 in operations and used net cash of $90,785 in investing activities.  Net cash from operating activities reflected an increase in accounts payable and accrued expenses of $280,032 and an increase in amounts due to related parties of $Nil, respectively.  Net cash used in investing activities reflected the acquisition of a mineral property interest.

For the fiscal year ended August 31, 2011, we had $945,000 in net cash flow provided by financing activities, including $440,000 from the issuance of common shares for cash.

Our current cash requirements are significant due to planned exploration and development of current projects, and we anticipate generating losses.  In order to execute on our business strategy, including the exploration and development of our current mining properties, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our properties. Such working capital will most likely be obtained through equity or debt financings until such time as we reach the production stage.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force us to cease our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Capital Expenditures

We made capital expenditure investments totalling $90,785 to acquire mineral properties during the fiscal year ending August 31, 2011.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At August 31, 2011	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations(1)	$-	$$550,000	$-	$-	$$550,000
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

(1) On August 16, 2011, we issued a $550,000 secured convertible promissory note (the “Note”) to Alpha Capital Anstalt (the “Investor”), such Note convertible, at the option of the Investor, into shares of our common stock at a conversion price of $0.40 per share (post stock split).  The Note is senior to any and all of our indebtedness and is secured substantially by all of our assets. The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

The above table outlines our obligations as of August 31, 2011 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended August 31, 2011 have been examined by our independent accountants, Madsen & Associates CPA’s, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of August 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of August 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

•
We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of our officers and directors.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC for good internal controls.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Our management feels the weaknesses identified above, being the latter three, have not had any material affect on our financial results.  Our management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

Recent Sales of Unregistered Securities - Subsequent to August 31, 2011

On August 24, 2011, we agreed to issue 150,0000 shares of Company common stock (post stock split) to Mine Management, Inc., in consideration for services provided to the Company (“Mine Shares”).  The Mine Shares were issued in September 2011 in reliance upon Section 4(2) and/or Regulation D/Rule 506 of the Securities Act.  On August 5, 2011, we agreed to issue 10,000 shares of Company common stock in September 2011 (post stock split) to Activation Laboratories Ltd. in consideration for services provided to the Company (“ActLabs Shares”).  The ActLabs Shares were issued in reliance upon Regulation S of the Securities Act.

On July 31, 2011, we agreed to issue 5,000 shares of Company common stock (post stock split) to Anton S. Borozdin and on Augsut 31, 2011 we agreed to issue 5,000 shares of Company common stock (post stock split) to Keith P. Brill in connection with their respective service on our Board of Directors, pursuant to Restricted Stock Award Agreements previously filed as exhibits to our Current Reports on Form 8-K filed January 26, 2011 (Borozdin) and August 31, 2011 (Brill).  The shares of Company common stock were issued to Mr. Borozdin in September 2011 in reliance upon Regulation S of the Securities Act.  The shares of Company common stock were issued to Mr. Brill in September 2011 in reliance upon Section 4(2) and/or Regulation D/Rule 506 of the Securities Act.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth as of November 21, 2011, the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director.

Name	Age	Position Held	Term as Director Since

Behzad Shayanfar	33	Chief Executive Officer, Interim Chief Financial Officer, Secretary, Director	2009

Anton S. Borozdin	29	Director	2011

Keith P. Brill	33	Director	2011

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

Behzad Shayanfar, Director, Chief Executive Officer, Interim Chief Financial Officer, Secretary

Since October 2009, Mr. Shayanfar has served as a Director and Chief Executive Officer of the Company, and as Interim Chief Financial Officer and Secretary since December 2010.  Since 2008, Mr. Shayanfar has served as Chief Financial Officer for Ironwood Mining Corp. where he is responsible for all financial and fiscal management aspects of the company’s operations.  From 2004 to 2006, Mr. Shayanfar was an accountant for the Athanaeum Hotel where he reported the food and beverage revenue to the general manager and managed accounts.  From 2003 to 2004, Mr. Shayanfar was an accountant for Linaker Ltd.  His duties included producing payable and receivable accounts and managing the day to day banking of the company.  Prior to 2003, Mr. Shayanfar was on the Project Management Team of Seda Va Sima where he was responsible for coordinating different aspects of construction and reported to the chief architect.   Mr. Shayanfar was selected as one of the lead project managers of the state-owned media broadcasting construction site completed in 2000 as part of that position.  Prior to 2000, Mr. Shayanfar was involved in developing oil mine exploration in Iran in the late 1990s and was involved in the financial markets, initially as a commodities futures trader.  Mr. Shayanfar is also a private investor/developer in real estate in different regions including Dubai, India, the United Kingdom and the United States.  Mr. Shayanfar received his second degree in economics from the London School of Economics.  He earned his A-Level degree from Cambridge Tutors College and his first degree in civil engineering from Azad University.  Mr. Shayanfar’s prior business and accounting experience provides our Board with a perspective of someone with knowledge in multiple facets of company operations and strategy.

Anton S. Borozdin, Director

Mr. Borozdin has served as a Director of the Company since January 2011. Mr. Borozdin currently serves as a Vice President of Wealth Management for CBH Compagnie Bancaire Helvétique SA in Geneva, Switzerland, a position he has held since 2009.  He works in conjunction with in-house portfolio managers, Head of Products and Services, traders, analysts, legal, public relations and compliance departments to ensure continuity of service, product delivery and responsiveness to client needs.  His responsibilities include a client portfolio with CHF 350 million under management.  Previously, from 2007 to 2008, he was Client Adviser, Associate Director for UBS AG, Wealth Management in London, where he managed a portfolio of high growth and complex relationships culminating in the creation of a client pipeline with over CHF 200 million invested.  From 2006 to 2007, he was a Relationship Manager with MDM Bank, Private Wealth Management in Moscow.  Mr. Borozdin earned his BA in Financial Economics at London’s Kingston University in 2004 and his MA in International Business and Management at the University of Westminster, Westminster Business School in London in 2006.  Mr. Borozdin’s business experience as an investment adviser, industry acumen and financial network provides considerable practical value to our goals and to the Board.

Keith P. Brill, Director

Mr. Brill has served as a Director of the Company since August 2011.  Mr. Brill is currently the owner and managing director of The Brill Group, LLC, a strategy and management consulting firm established in 2011, that provides financial management, analytics and operations advisory services.  He is also currently a member of the Board of Directors of Liberty Star Uranium & Metals Corp. (OTCBB: LBTS), a position he has held since 2009.  From 2009 to 2010, Mr. Brill was the chief financial officer of Amtrust Realty Corp., a commercial real estate firm.  Prior, from 2006 to 2009, Mr. Brill was a financial and IT consultant with PA Consulting Group, Inc., a leading global consulting firm, working in both the Information Technology Practice and Financial Services Practice groups.  Mr. Brill has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, operational efficiency, and IT strategy. Mr. Brill has extensive experience in conducting ROI analysis, developing business cases, and providing strategic financial advice on major business transformation programs.  Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina, in May 2005. He graduated from the South Carolina Honors College, University of South Carolina, in May 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, with a minor in Spanish.  Mr. Brill’s business consulting expertise, financial acumen and extensive management experience from a career which includes financial management, analytics and operational advisory services, gives him unique insights into our challenges, opportunities and operations, and as such, provides a beneficial perspective to our Board.

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

Our audit committee is currently comprised of  Mr. Behzad Shayanfar, our Chief Executive Officer, Interim Chief Financial Officer and Secretary.  Mr. Shayanfar can not be considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K during the year ended August 31, 2011.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future.  Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

Other Board Committees

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions.  Our Board of Directors performs the functions of nominating and compensation committees.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.ironwoodgold.com/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of securities to file reports of change of ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file (Forms 3, 4 and 5).  Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that all reports required by Section 16(a) for transactions in the year ended August 31, 2011, were timely filed.

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

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Compensation Summary

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended August 31, 2011 and August 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Behzad Shayanfar	2011	$150,000	$-	$250,000	$-	$-	$-	$-	$400,000
Chief Executive Officer,	2010	$40,000	$-	$-	$28,806	$-	$-	$-	$68,806
Interim Chief Financial Officer, Secretary(1)

Former Executive Officer
Robert J. Reukl	2011	$-	$-	$-	$-	$-	$-	$-	$-
Former President, Secretary,	2010	$18,000	$-	$-	$14,403	$-	$-	$-	$32,403
Chief Financial Officer(3)

(1)            On July 31, 2011, the Company issued 1,250,000 shares to Behzad Shayanfar, the Company’s current Chief Executive Officer, Interim Chief Financial Officer and a member of the Company’s Board of Directors, as consideration for services provided to the Company.  The transaction was valued at $250,000 being the trading price of the Company’s shares on July 31, 2011, $0.20 per share (post stock split) multiplied by the number of shares issued 1,250,000.

(2)            The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2011 and August 31, 2010 in accordance with ASC Topic 718.

(3)            Effective December 20, 2010, Mr. Robert J. Reukl resigned from his positions as President, Chief Financial Officer and Secretary of the Company.

Employment Agreements

None of our executive officers have employment agreements with us.

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Behzad Shayanfar Chief Executive Officer(1)	30,000	70,000	-	0.31	04/20/2020

Robert J. Reukl Former President, Secretary, Chief Financial Officer(2)	-	-	-	-	-

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)
On April 20, 2010, Mr. Shayanfar was granted an option to purchase 100,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split).  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  As of November 1, 2011, 30,000 option shares had vested.

(2)
On April 20, 2010, Mr. Reukl was granted an option to purchase 50,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split).  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  Mr. Reukl did not exercise any options prior to or within 90 days of his resignation and, as such, all options have been forfeited.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended August 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Petra I. Zasterova (2)	$-	$-	$-	$-	$-	$-	$-

Dr. Howard Lahti (3)	$-	$-	$-	$-	$-	$-	$-

Rodney A. Blakestad(4)	$-	$-	$-	$-	$-	$-	$-

Anton S. Borozdin(5)	$-	$-	$-	$-	$-	$-	$-

Keith P. Brill(6)	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2011 in accordance with ASC Topic 718.

(2)
Effective January 27, 2011, the Company received the resignation of Dr. Petra Zasterova as a member of the Company’s Board of Directors.  On April 20, 2010, Dr. Zasterova was granted an option to purchase 50,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split).  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  Dr. Zasterova did not exercise any options prior to or within 90 days of her resignation, and as such, all options have been forfeited.

(3)
Effective August 12, 2011, the Company received the resignation of Dr. Howard Lahti as a member of the Company’s Board of Directors.  On April 20, 2010, Dr. Lahti was granted an option to purchase 50,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split).  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  Dr. Lahti did not exercise any options prior to or within 90 days of his resignation and, as such, all options have been forfeited.

(4)
Effective December 20, 2010, the Company received the resignation of Mr. Rodney A. Blakestad as a member of the Company’s Board of Directors.  On April 20, 2010, Mr. Blakestad was granted an option to purchase 50,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split).  The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015.  Mr. Blakestad did not exercise any options prior to or within 90 days of his resignation and, as such, all options have been forfeited.

(5)
In connection with his appointment to the Company’s Board of Directors, in September 2011, Mr. Borozdin was issued 5,000 shares of Company common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed January 26, 2011.

(6)
In connection with his appointment to the Company’s Board of Directors, in September 2011, Mr. Brill was issued 5,000 shares of Company common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed August 31, 2011.

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

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock at November 21, 2011 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 6,199,977 shares that were issued and outstanding on November 21, 2011, and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

Behzad Shayanfar (2)
123 West Nye Ln., Ste. 129
Carson City, Nevada, 89706	1,067,327	30,000	1,097,327	17.7%

Anton S. Borozdin
123 West Nye Ln., Ste. 129
Carson City, Nevada, 89706	5,000	-	5,000	*

Keith P. Brill
123 West Nye Ln., Ste. 129
Carson City, Nevada, 89706	5,000	-	5,000	*

Callinan Mines Limited (3)
Ste 1100-736 Granville St.
Vancouver, BC Canada V6Z 1G3	300,000	300,000	600,000	9.7%

Alpha Capital Anstalt (4)
Pradafant 7, 9490 Furstentums
Vaduz, Lichenstein	470,000	-	470,000	7.58%

Total Officers, Directors & Affiliates	1,847,327	330,000	2,177,327	35.1%

* Less than 1%

(1)	Represents stock options and stock warrants exercisable at November 21, 2011 or within sixty (60) days of November 21, 2011.

(2)
Mr. Shayanfar holds options for 30,000 common shares (post stock split) presently exercisable at $0.31 or exercisable within 60 days hereof.  Mr. Shayanfar directly owns 1,067,327 shares of common stock (post stock split).  In addition, Mr. Shayanfar is deemed the indirect beneficial owner of 27,928 shares of common stock (post stock split) currently held by his sister, Arezoo Shayanfar, and 5,886 shares of common stock (post stock split)currently held by his brother, Reza Shayanfar.  It is deemed that Mr. Shayanfar holds voting and disposition control over such shares along with a pecuniary interest given the nature of the relationships.

(3)	Mike Muzylowski exercises voting and investment control over the shares of common stock and warrants to purchase common stock held by Callinan Mines Limited.

(4)
Konrad Ackermann exercises voting and investment control over the shares of common stock and warrants to purchase common stock held by Alpha Capital Anstalt.  Alpha Capital Anstalt is the direct owner of 470,000 shares of common stock (post stock split) and a warrant to purchase up to 1,375,000 shares of common stock (post stock split) at an exercise price of $0.60 per share (post stock split) (the “Warrant”).  In accordance with the subscription documents entered into by and between Alpha Capital Anstalt and the Company, Alpha Capital Anstalt is contractually stipulated to a 9.99% ownership restriction.  As such, the shares of common stock issuable upon exercise of the Warrant have been excluded from the beneficial ownership table above.

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

Related Party Transactions

On August 3, 2011, we issued to Behzad Shayanfar, our Chief Executive Officer, Interim Chief Financial Officer and a member of our Board of Directors, 1,250,000 shares of our common stock (post stock split), par value $0.001, as consideration for services provided to the Company.

In connection with his appointment to our Board of Directors, in September 2011, Mr. Borozdin was issued 5,000 shares of our common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to our Current Report on Form 8-K filed January 26, 2011.

In connection with his appointment to our Board of Directors, in September 2011, Mr. Brill was issued 5,000 shares of Company common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to our Current Report on Form 8-K filed August 31, 2011.

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

Director Independence

During fiscal year 2011, we had two independent directors on our board that resigned, Dr. Lahti and Dr.  Zasterova, and that were replaced by two additional directors, Anton S. Borozdin and Keith P. Brill, both of whom were also independent   As such, we currently have two independent director on our Board - Messrs. Borozdin and Brill.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

	August 31, 2011	August 31, 2010
Audit Fees	$26,685	$17,125
Audit — Related Fees	-	-
Tax Fees	750	750
All Other Fees	-	-
Total	$27,435	$17,875

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

The Company’s Board of Directors serves as the Audit Committee and pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2011. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits.

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)

3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)

10.1	Purchase Agreement with Kingsmere Mining Ltd., dated November 30, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 3, 2009)

10.2	Assignment Agreement with Kingsmere Mining Ltd., dated December 1, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2009)

10.3	Assignment Agreement with Kingsmere Mining Ltd., dated December 7, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 16, 2009)

10.4	Form of Subscription Agreement (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on January 14, 2010)

10.5
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

10.7	Form of Securities Purchase Agreement with Callinan Mines Limited, dated August 27, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 3, 2010)

10.8	Ironwood Gold Corp. 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.9	Form of Non-Qualified Stock Option Agreement for 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)

10.10	Form of Subscription Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)

10.11	Form of Secured Convertible Note - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)

10.12	Form of Common Stock Purchase Warrant - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)

10.13	Form of Lockup Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)

10.14	Form of Security Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)

10.15	Restricted Stock Award Agreement dated January 24, 2011 with Anton S. Borozdin (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 26, 2011)

10.16	Restricted Stock Award Agreement dated August 31, 2011 with Keith P. Brill (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 31, 2011)

10.17	Lease Agreement with The Falcon Group Claims dated January 25, 2011 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 3, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Financial Statements.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Ironwood Gold Corp.,
a Nevada corporation

Date: November 29, 2011	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Behzad Shayanfar	Chief Executive Officer, Interim Chief Financial Officer, Secretary & Director
Behzad Shayanfar	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	November 29, 2011

/s/ Anton S. Borozdin	Director
Anton S. Borozdin		November 29, 2011

/s/ Keith P. Brill
Keith P. Brill	Director	November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ironwood Gold Corp
(an Exploration Stage Company)

We have audited the accompanying balance sheets of Ironwood Gold Corp (an Exploration Stage Company) (the Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' (deficiency) equity, and cash flows for each of the years in the two-year period ended August 31, 2011, and for the period January 18, 2007 (date of inception) to August 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironwood Gold Corp (an Exploration Stage Company) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2011, and for the period January 18, 2007 (date of inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Madsen & Associates CPA's, Inc.
Murray, Utah
November 23, 2011

F-i

Ironwood Gold Corp
 (An Exploration Stage Company)
Balance Sheets

	As at 31 August 2011	As at 31 August 2010
	$	$

Assets

Current
Cash and cash equivalents	231,877	201,068
Prepaid expenses	25,000	-

	256,877	201,068
Mineral properties	120,000	1,194,575

Total Assets	376,877	1,395,643

Liabilities

Current
Accounts payable and accrued expenses	328,650	144,905
Payable for mineral property	-	525,000
Advance from shareholder	-	100,000
Total current liabilities	328,650	769,905

Long Term
Convertible promissory note, net of discount of $60,365	489,635	-

Total Liabilities	818,285	769,905

Stockholders’ (Deficiency) Equity
Common stock (Note 9)
Authorized
500,000,000 common shares, par value $0.001
Issued and outstanding
31 August 2011 – 6,199,960 common shares
31 August 2010 – 3,839,960 common shares	6,200	3,840
Capital in excess of par value	2,692,290	1,563,105
Subscriptions received	60,000	-
Deficit accumulated during exploration stage	(3,199,898)	(941,207)

Total Stockholders’ (Deficiency) Equity	(441,408)	625,738

Total Liabilities and Stockholders’ (Deficiency) Equity	376,877	1,395,643

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Statements of Operations

	For the year ended 31 August 2011	For the year ended 31 August 2010	For the period from the date of inception on 18 January 2007 to 31 August 2011
	$	$

Operating expenses
Exploration (Note 2 and 3)	366,434	387,117	763,551
General and Administrative	1,291,125	444,281	1,830,322
Impairment loss on mineral property (Note 3)	1,250,360	-	1,250,360
Total operating expenses	2,903,026	831,398	3,844,233

Other (income) expense
Forgiveness of debt	(647,030)	-	(647,030)
Interest expense	2,695	-	2,695
Total other (income) expense	(644,335)	-	(644,335)

Net loss	(2,258,691)	(831,398)	(3,199,898)

Basic and diluted loss per common share	(0.53)	(0.18)
Weighted average number of common shares - Basic and diluted	4,297,486	4,613,033

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Statements of Cash Flows

	For the year ended 31 August 2011	For the year ended 31 August 2010	For the period from the date of inception on 18 January 2007 to 31 August 2011
	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,258,691)	(831,398)	(3,199,898)
Adjustments to reconcile loss to net cash used by operating activities
Amortization of debt discount	2,067		2,067
Stock issued for services	330,000	-	330,000
Vesting of stock options	244,856	90,020	334,876
Impairment loss on mineral property acquisition costs	1,250,360	-	1,250,360
Forgiveness of debt – other income	(647,030)	-	(647,030)
Contributions to capital by related party – expenses (Notes 6 and 11)	-	3,350	48,300
Changes in operating assets and liabilities
Due to related parties			34,166
Increase in prepaid expenses	(25,000)	-	(25,000)
Increase in accounts payable and accrued expenses	280,032	120,268	390,771
Net cash flows used in operating activities	(823,406)	(617,760)	(1,481,388)
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(90,785)	(120,000)	(210,785)
Net cash flows used in investing activities	(90,785)	(120,000)	(210,785)
Cash flows from financing activities
Payment on note payable for mineral
property	(5,000)	-	(5,000)
Advances from Director	61,875	-	61,875
Payments to Director	(61,875)	-	(61,875)
Payments to shareholder	(100,000)	-	(100,000)
Advances from shareholder	-	100,000	100,000
Proceeds from convertible promissory note	550,000	-	550,000
Common shares issued for cash (Note 9)	440,000	838,550	1,319,050
Subscriptions received (Note 9)	60,000	-	60,000
Net cash flows provided by financing activities	945,000	938,550	1,924,050
Increase (decrease) in cash and cash equivalents	30,809	200,790	231,877
Cash and cash equivalents, beginning of period	201,068	278	-
Cash and cash equivalents, end of period	231,877	201,068	231,877
Supplemental Disclosures with Respect to Cash Flows
(Note 11)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Statements of Stockholders’ (Deficiency) Equity

	Number of shares issued	Capital stock	Subscription received	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholderrs’ (deficiency) equity
		$	$	$	$	$
Balance at 18 January 2007 (inception)
Issuance of common shares for cash – 8 August 2007 (Note 9)	5,000,000	5,000	-	(3,000)	-	2,000
Issuance of common shares for cash – 31 August 2007 (Note 9)	1,925,000	1,925	-	36,575	-	38,500
Contributions to capital by related parties – expenses (Notes 6 and 11)	-	-	-	10,150	-	10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007	-	-	-	-	(27,074)	(27,074)
Balance at 31 August 2007	6,925,000	6,925	-	43,725	(27,074)	23,576
Contributions to capital by related parties – expenses (Notes 6 and 11)	-	-	-	17,400	-	17,400
Net loss for the year	-	-	-	-	(52,709)	(52,709)
Balance at 31 August 2008	6,925,000	6,925	-	61,125	(79,783)	(11,733)
Contributions to capital by related parties – expenses (Notes 6 and 11)	-	-	-	17,400	-	17,400
Net loss for the year	-	-	-	-	(30,026)	(30,026)
Balance at 31 August 2009	6,925,000	6,925	-	78,525	(109,809)	(24,359)
Common shares returned to treasury and cancelled 26 October 2010 (Note 9)	(4,500,000)	(4,500)	-	4,500	-	-
Contributions to capital by related parties – expenses (Notes 6 and 11)	-	-	-	3,350	-	3,350
Common shares issued for mineral property 28 October 2009 (Note 9)	853,750	854	-	16,221	-	17,075
Common shares issued for mineral property 30 November 2009 (Note 9)	25,000	25	-	475	-	500
Common shares issued for mineral property 1 December 2009 (Note 9)	500,000	500	-	9,500	-	10,000
Common shares issued for mineral property 7 December 2009 (Note 9)	350,000	350	-	6,650	-	7,000
Issuance of common shares for cash 13 January 2010 (Note 9)	130,710	131	-	653,419	-	653,550
Share issue costs	-	-	-	(15,000)	-	(15,000)
Common shares issued for debt used to acquire mineral property 13 January 2010 (Note 3 and 9)	103,000	103	-	514,897	-	515,000
Stock based compensation	-	-	-	90,020	-	90,020
Common shares cancelled 26 August 2010 (Note 9)	(747,500)	(748)	-	748	-	-
Issuance of common shares for cash 27 August 2010 (Note 9)	200,000	200	-	103,123	-	103,323
Fair value allocated to 200,000 warrants issued in conjunction with common shares 27 August 2010				96,677		96,677
Net loss for the period	-	-	-	-	(831,398)	(831,398)
Balance at 31 August 2010	3,839,960	3,840	-	1,563,105	(941,207)	625,738

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Statements of Changes in Stockholders’ (Deficiency) Equity

	Number of shares issued	Capital stock	Subscription received	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$	$
Balance at 31 August 2010	3,839,960	3,840	-	1,563,105	(941,207)	625,738
Issuance of common shares for cash and warrants – 3 September 2010 (Note 9)	50,000	50	-	25,825	-	25,875
Fair value allocated to 50,000 warrants issued in conjunction with common shares 3 September 2010	-	-	-	24,125	-	24,125
Issuance of common shares for cash and warrants – 28 September 2010 (Note 9)	15,000	15	-	7,733	-	7,748
Fair value allocated to 15,000 warrants issued in conjunction with common shares 28 September 2010	-	-	-	7,252	-	7,252
Issuance of common shares for services –30 September 2010 (Note 9)	5,000	5	-	4,995	-	5,000
Stock options vested for services –30 September 2010 (Note 9)	-	-	-	90,020	-	90,020
Issuance of common shares for cash and warrants – 8 October 2010 (Note 9)	50,000	50	-	25,817	-	25,867
Fair value allocated to 50,000 warrants issued in conjunction with common shares 8 October 2010	-	-	-	24,133	-	24,133
Issuance of common shares for cash and warrants – 13 October 2010 (Note 9)	100,000	100	-	51,669	-	51,769
Fair value allocated to 100,000 warrants issued in conjunction with common shares 13 October 2010	-	-	-	48,231	-	48,231
Issuance of common shares for cash and warrants – 19 October 2010 (Note 9)	100,000	100	-	51,479	-	51,579
Fair value allocated to 100,000 warrants issued in conjunction with common shares 19 October 2010	-	-	-	48,421	-	48,421
Stock options vested for services –31 December 2010 (Note 9)	-	-	-	61,214	-	61,214
Issue common shares for mineral property – 16 March 2011 (Note 9)	75,000	75	-	44,925	-	45,000
Stock options vested for services –31 March 2011 (Note 9)	-	-	-	46,811	-	46,811
Issuance of common shares for cash and warrants –15 June 2011 (Note 9)	125,000	125	-	66,568	-	66,693
Fair value allocated to 125,000 warrants issued in conjunction with common shares 15 June 2011	-	-	-	58,307	-	58,307
Stock options vested for services –30 June 2011 (Note 9)	-	-	-	46,811	-	46,811
Issuance of common shares for services – 18 July 2011 (Note 9)	5,000	5	-	3,995	-	4,000
Issuance of common shares for services – 31 July 2011 (Note 9)	1,250,000	1,250	-	248,750	-	250,000
Issuance of common shares for debt – 5 August 2011 (Note 9)	10,000	10	-	9,247	-	9,257

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Statements of Changes in Stockholders’ (Deficiency) Equity

	Number of shares issued	Capital stock	Subscription received	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$	$
Issuance of common shares for services – 16 August 2011 (Note 9)	200,000	200	-	39,800	-	40,000
Issuance of common shares in conjunction with a convertible note payable and warrants – 16 August 2011 (Note 9)	220,000	220	-	38,785	-	39,005
Fair value allocated to 1,375,000 warrants issued in conjunction with common shares 16 August 2011	-	-	-	23,427	-	23,427
Issuance of common shares for services – 24 August 2011 (Note 9)	150,000	150	-	29,850	-	30,000
Issuance of common shares for services –31 August, 2011 (Note 9)	5,000	5	-	995	-	1,000
Subscriptions received	-	-	60,000	-	-	60,000
Net loss for the year	-	-	-	-	(2,258,691)	(2,258,691)
Balance at 31 August 2011	6,199,960	6,200	60,000	2,692,290	(3,199,898)	(441,408)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007, with the authorized common stock of 25,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties.  On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

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

Going Concern

These financial statements as at 31 August 2011, and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the year ended 31 August 2011 of $2,318,691 (2010 – $831,398, cumulative – $3,259,898) and has a working capital deficit of $131,773 at 31 August 2011 (31 August 2010 - $568,837).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital to continue operating and maintaining its business strategy during the fiscal year ending 31 August 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

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

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

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

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, issuance of 75,000 shares of common stock by 28 January 2011, issuance of another 75,000 shares of common stock by 30 November 2011, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. As of 31 August 2011, the Company has paid $75,000, and has issued the initial 75,000 shares of its common stock.

Cobalt Canyon Gold Project

On 28 October 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”). The acquisition agreement called for cash payments of $755,000 and the issuance of an aggregate of 853,750 shares of our common stock (Note 9) and the completion of exploration expenditures of $2,800,000 as detailed below. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated 31 January 2009 wherein KML acquired an exclusive option to acquire the Property from GC. KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated 15 April 2009. The Company would obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

	Payments $	Shares	Exploration Expenditures $
2009	465,000	853,750	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	853,750	2,800,000

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company had issued 25,000 shares of our common stock and a cash sum of $65,000 was payable in consideration for the assignment of the rights. On August 26, 2010, KML agreed to the cancellation of 747,500 shares, including these 25,000 shares.

The Company had commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, and had made exploration expenditures of approximately $617,575 on the property.  After analyzing the drilling results the Company performed an impairment analysis and determined that the related acquisition costs for the Cobalt Canyon Gold Project was impaired.  Therefore, an impairment loss of $617,575 representing the Company’s total investment in the Cobalt Canyon Gold Project property was recorded on 28 February 2011.

In a related transaction the Company reached an agreement with certain creditors to forgive in total $560,000 owed them for debt related to the acquisition of the Cobalt Canyon Gold Project.

Haystack Property and Rock Creek Properties

On 1 December 2009 the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company had the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”). The Company agreed to issue an aggregate of 500,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 425,000 shares and $255,000 to KML and 75,000 shares and $45,000 to Teck CO, LLC (“Teck”). Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck. The Company would obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property. On August 26, 2010 KML agreed to the cancellation of 747,500 shares (Note 9), including these 425,000 shares.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

On 7 December 2009 the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”). The Company agreed to issue an aggregate of 350,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 297,500 shares and $255,000 to KML and 52,500 shares and $45,000 to Teck. Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck. The Company will obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property. On August 26, 2010 KML agreed to the cancellation of 747,500 shares (Note 9), including these 297,500 shares.

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

Cherry Creek Property

In November 2010 the Company entered into a Letter of intent to acquire the prospective gold property at Cherry Creek. The Company incurred $15,785 in acquisition costs and an additional $2,500 in exploration costs before deciding to abandon the property. As a result the Company recorded an impairment loss of $15,785.

4.	Forgiveness of debt

During the year ended 31 August 2011 the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030. On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are non-interest bearing, unsecured and have settlement dates within one year.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

6.	Related Party Transactions

In connection with his appointment to our Board of Directors, on 18 July 2011, Mr. Borozdin was issued 5,000 shares of our common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to our Current Report on Form 8-K filed January 26, 2011.

On 31 July 2011, we issued to Behzad Shayanfar, our Chief Executive Officer, Interim Chief Financial Officer and a member of our Board of Directors, 1,250,000 shares of our common stock (post stock split), par value $0.001, as consideration for services provided to the Company.

In connection with his appointment to our Board of Directors, on 31 August 2011, Mr. Brill was issued 5,000 shares of Company common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to our Current Report on Form 8-K filed August 31, 2011.

During the year ended 31 August 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2010 – $2,000, cumulative – $33,000), rent in the amount of $Nil (2010 – $900, cumulative – $10,200) and for telephone expenses $Nil (2010 - $450 cumulative $5,100) (Notes 6 and 11).

During the year ended 31 August 2011, the Company received advances from a Director and made payments back to the same Director of $61,875. Additionally, during the year ended 31 August 2011, the Company paid back the $100,000 advanced from a shareholder.

Included in accounts payable at 31 August 2011, is $101,268 due to the Company’s CEO for management fees and unreimbursed expenses.  As of 31 August 2010, $34,166 was recorded in accounts payable for amounts owed to Directors, the CEO, and CFO.
On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

7.	Demand Loan

At 31 August 2011 the Company owed $Nil (31 August 2010 - $100,000) to a corporation that is a shareholder of the Company.

8.	Convertible Promissory Note

On 16 August 2011, the Company received $550,000 from an investor for a convertible promissory note, 1,375,000 warrants to purchase shares of the Company’s common stock (exercise price of $0.60, expiring 5 years from the date of issuance), and 220,000 shares of the Company’s common stock. This note matures on November 16, 2012, and has an interest rate of 10% per annum, simple interest, payable quarterly. After the maturity date, the interest rate increases to 16% per annum. This note is secured by all of the assets of the Company. Additionally, the conversion price is $0.40 per share (post share split).

The Company calculated the fair value of the warrants and common stock to be $26,427 (using the Black-Scholes model) and $44,000 (using the closing trading price of the stock on 16 August 2011), respectively. The relative fair values allocated to the warrants, common stock (and additional paid-in-capital), and debt were as follows:  warrants - $23,427; common stock (and additional paid-in-capital) - $39,005; debt - $487,568. Accordingly, a discount was created on the debt of $62,432, which will be amortized to interest expense over the life of the debt. Debt discount amortization as of 31 August 2011 was $2,067. Accrued interest on the note was $228 as of 31 August 2011.

9.	Capital Stock

Authorized

The total authorized capital is 25,000,000 common shares with a par value of $0.020 per common share (post share split).

Issued and outstanding

On 8 August 2007, Company completed a private placement consisting of 5,000,000 post splits common shares sold to directors and officers for a total consideration of $2,000.

On 31 August 2007, the Company completed a private placement of 1,925,000 post splits common shares for a total consideration of $38,500.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

On October 26, 2009, two directors gifted back to treasury for cancellation a total of 90,000 (4,500,000 post splits) restricted common shares.   The cancellation of these share resulted in the issued and outstanding share capital being reduced from 138,500 (6,925,000 post split) common shares to 48,500 (2,425,000 post splits) common shares before the forward split of the common shares on October 27, 2009.

Effective 27 October 2009, the Company completed a 50 to 1 forward stock split. The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 20 to 1 reverse split effective 28 October 2011, described below (“post splits”) on a retroactive basis.

On 28 October 2009, 853,750 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 9).

On 30 November 2009, 25,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. On August 26, 2010, KML agreed to the cancellation of these 25,000 shares (Note 3).

On 1 December 2009 the Company entered into the Assignment Agreement with KML whereby the Company have the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 500,000 shares of our common stock valued at $10,000. On August 26, 2010, KML agreed to the cancellation of 425,000 of these shares (Note 3).

On 7 December 2009 the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 350,000 shares of our common stock valued at $7,000. On August 26, 2010, KML agreed to the cancellation of 297,500 of these shares (Note 3).

On 13 January 2010, the Company completed a private placement and issued 233,710 common shares of the Company at a price of $5.00 per common share (post share split). The Company issued 130,710 of these common shares for net cash proceeds of $638,550, being gross proceeds of $653,550 less share issue costs of $15,000. In addition the Company issued 103,000 of these shares to pay $515,000 of the $1,025,000 debt owed KML under the mineral property acquisition agreements (Note 3).

On August 26, 2010, Kingsmere Mining Ltd. agreed to the cancellation of 747,500 shares of the Company’s common stock. The Shares were issued to Kingsmere pursuant to the following agreements: 20,000 shares of Common Stock pursuant to the Purchase Agreement, dated November 30, 2009, by and between Kingsmere and the Company; 425,000 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 1, 2009, by and between Kingsmere and the Company; and 297,500 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 7, 2009, by and between Kingsmere and the Company. Except for the cancellation of the Shares noted above, the agreements are still in full force and effect.

On 27 August 2010, the Company issued 200,000 Units for gross proceeds of $200,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months. The 200,000 warrants (still outstanding at 31 August 2010) were valued using the Black-Scholes model. Based on this valuation, a fair value of $96,677 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

On 3 September 2010, the Company completed a private placement and issued 50,000 Units for gross proceeds of $50,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months. The 50,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,125 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 28 September 2010, the Company completed a private placement and issued 15,000 Units for gross proceeds of $15,000, of a private placement of 1,000,000 Units offered at $1.00 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months. The 15,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $7,252 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

On 30 September 2010, the Company issued 5,000 common shares to a member of its Advisory board for services of the Company valued at $1.00 per common share (post share split) for a total consideration of $5,000.

On 8 October 2010, the Company completed a private placement and issued 50,000 Units for gross proceeds of $50,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months. The 50,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,133 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 13 October 2010, the Company completed a private placement and issued 100,000 Units for gross proceeds of $100,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 (post share split) per share for a period of 24 months. The 100,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,231 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 19 October 2010, the Company completed a private placement and issued 100,000 Units for gross proceeds of $100,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months. The 100,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,421 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 16 March 2011, the Company issued 75,000 common shares to Robert Wyllie, in accordance with an acquisition agreement dated 2 February 2011, for an interest in the prospective gold-silver project known as the Falcon Mine Property. These shares were valued at $45,000, using the closing trading price of the Company’s shares on 16 March 2011, which was $.60 (post share split). The property consists of 6 patented claims and 60-100 newly staked claims that join the patented claims on which the mine is situated.

On 15 June 2011, the Company completed a private placement and issued 125,000 Units for gross proceeds of $125,000, of a private placement of 1,000,000 Units offered at $1.00 per unit of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share (post share split) and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 125,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $58,307 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 18 July 2011, the Company issued 5,000 shares under Restricted Stock Award Agreement (the “Agreement”) dated January 24, 2011, with Anton S. Borozdin, whereby Mr. Borozdin will serve as a director of the Company. Pursuant to the Agreement, Mr. Borozdin received five thousand (5,000) shares of Company common stock in connection with his service as a director. The transaction was valued at $4,000, using the closing trading price of the Company’s shares on 24 January 2011, which was $0.80 per share (post share split).

On 31 July 2011, the Company issued 1,250,000 shares to Behzad Shayanfar, the Company's current Chief Executive Officer, Interim Chief Financial Officer and a member of the Company's Board of Directors, as consideration for services provided to the Company.  The transaction was valued at $250,000, using the closing trading price of the Company’s shares on 31 July 2011, $0.20 per share (post share split) multiplied by the number of shares issued of 1,250,000.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

On 5 August 2011 the Company issued 10,000 shares in exchange for amounts owed by the Company to a supplier for services provided in November 2011. The transaction was valued at $9,257 being the amount owed.

On 16 August 2011 the Company issued 200,000 shares to a consultant for services. The transaction was valued at $40,000, using the closing trading price of the Company’s shares on 16 August 2011, $0.20 per share (post share split).

On 16 August 2011 the Company issued 220,000 shares under a subscription agreement, in conjunction with a convertible promissory note and 1,375,000 warrants (Note 8). The fair value of the warrants was determined using the Black-Scholes model and the fair value of the common shares was determined based on the closing price of the stock on 16 August 2011. The relative fair value of the 220,000 shares and 1,375,000 warrants was $39,005 and $23,427, respectively.

On 24 August 2011 the Company issued 150,000 shares to a consultant for services. The transaction was valued at $30,000, using the closing trading price of the Company’s shares on 24 August 2011, $0.20 per share (post share split).

On 31 August 2011, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with Keith P. Brill, in connection with his service as a director of the Company. Pursuant to the Agreement, Mr. Brill received five thousand (5,000) shares of Company common stock. The transaction was valued at $1,000, using the closing trading price of the Company’s shares on August 31, 2011, $0.20 per share (post share split).

Effective 28 October 2011, the Company completed a 20 to 1 reverse stock split. The authorized share capital changed to 25,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 50 to 1 forward stock split effective 27 October 2009, described above (“post splits”) on a retroactive basis (Note 13).

Subscriptions received

On January 1, 2011 the Company received $60,000 as payment on the private placement of 60,000 Units for gross proceeds of $60,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split) of the Company’s securities.  Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share (post share split) for a period of 24 months.

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

On 20 April 2010, the Company granted an aggregate of 312,500 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30, 2010. The weighted average exercise price of the options is $6.20 each (post share split) and they are exercisable until April 20, 2020. The weighted average grant-date fair value for these options was $1,800,400.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

During the year ended 31 August 2011, 212,500 options were forfeited and on 31 August 2011, 100,000 options were outstanding. 30,000 options were vested at 31 August 2011. The aggregate intrinsic value of options outstanding and exercisable at 31 August 2011, was $0.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015. The fair value of stock options vested at 31 August 2011, was $172,800 ($5.76 each), as estimated at the date of grant using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal year 2011).

Expected annual dividend rate	0.00%
Weighted average exercise price	$6.20
Risk-free interest rate	3.25%
Average expected life (years)	10
Expected volatility of common stock	98.43%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.76

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

Warrants

As at 31 August 2011, and 31 August 2010, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	31 August 2011	31 August 2010

August 27, 2012	$1.40	200,000	200,000
September 3, 2012	$1.40	50,000	-
September 28, 2012	$1.40	15,000	-
October 8, 2012	$1.40	50,000	-
October 13, 2012	$1.40	100,000	-
November 24, 2012	$1.40	100,000	-
June 11, 2013	$1.40	125,000	-
August 16, 2011	$0.60	1,375,000

		2,015,000	200,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31 August 2011		31 August 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	200,000	$1.40	-	-

Issued	1,815,000	$0.80	200,000	$1.40
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	2,015,000	$0.80	200,000	$1.40

10.	Income Taxes

The Company has cumulative net operating losses of $2,925,022 (deficit accumulated during the exploration stage of $3,259,898, less cumulative expense related to the vesting of incentive stock options of $334,876). The related deferred tax asset of approximately $995,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company w ill be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

11.	Supplemental disclosures with respect to cash flows

	For the period from the date of inception on 18 January 2007 to 31 August 2011	For the year ended 31 August 2011	For the year ended 31 August 2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Supplemental disclosures of noncash investing and financing activities:

On 28 October 2009 the Company issued 853,750 common shares, valued at $17,075, as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3 and 9).

On 30 November 2009 the Company issued 25,000 common shares, valued at $500, as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada (Note 3 and 9).

On 13 January 2010, the Company completed a private placement and issued 103,000 common shares at $5.00 per share (post share split) in exchange for the cancellation of $515,000 owed KML (Note 3 and 9).

On 1 December 2009 the Company issued 500,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Haystack Property located in Pershing County, Nevada (Note 3 and 9).

On 7 December 2009 the Company issued 350,000 common shares, valued at $10,000, as partial settlement of a purchase agreement to acquire certain mineral claims known as the Rock Creek property located in Elko County, Nevada (Note 3 and 9).

On 13 January 2010, the Company completed a private placement and issued 103,000 common shares at $5.00 per share (post share split) in exchange for the cancellation of $515,000 owed KML (Note 3 and 9).

During the year ended 31 August 2010, the Company issued stock for cash and warrants. The relative fair value allocated to the 200,000 warrants and recorded to additional paid in capital, was $96,677.

On 30 September 2010, the Company issued 5,000 common shares to a member of its Advisory board for services to the Company valued at $1.00 per common share (post share split) for a total consideration of $5,000.

On 15 December 2010, the Company issued a note payable for $40,000 for a mineral property acquisition payment.

On 28 February 2011, the Company issued 5,000 common shares to a member of its board of directors for services to the Company valued at $0.80 per common share for a total consideration of $4,000.

On 16 March, 2011, the Company issued 75,000 shares of common stock as consideration for a mineral property acquisition payment of $45,000.

On 5 August 2011, the Company issued 10,000 shares of common stock for accounts payable of $9,257.

Ironwood Gold Corp
 (An Exploration Stage Company)
Notes to Financial Statements
31 August 2011

During the year ended 31 August 2011, the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030. $525,000 of this amount related to payables for mineral property that existed at 31 August 2010; $35,000 related to a note payable recorded in fiscal year 2011; and $27,030 related to accounts payable. Additionally, on November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

During the year ended 31 August 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2010 – $2,000, cumulative – $33,000), rent in the amount of $Nil (2010 – $900, cumulative – $10,200) and for telephone expenses $Nil (2010 - $450, cumulative $5,100) (Notes 6 and 9).

During the year ended 31 August 2011, the Company issued stock for cash and warrants. The relative fair value allocated to the 1,815,000 warrants and recorded to additional paid in capital, was $233,896.

12.	Commitments

The Company has outstanding and future commitments under mineral property agreements (Note 3).

13.	Subsequent Events

Effective 28 October 2011, the Company completed a 20 to 1 reverse stock split. The authorized share capital changed to 25,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 50 to 1 forward stock split effective 27 October 2009, described above (“post splits”) on a retroactive basis.

On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011. He also forgave an additional $20,000 related to September and October salary amounts. As of November 1, 2011, his salary will be $10,000 per month, until certain conditions are met.