Form 10-Q
period 2011-11-30
Ironwood Gold Corp
filed 2012-01-23
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2012
Common stock, $.001 par value	6,199,977

IRONWOOD GOLD CORP.

FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as of November 30, 2011 (Unaudited) and August 31, 2011 (Audited)	1

Condensed Statements of Operations for the three month periods ended November 30, 2011 and 2010 and for the period from January 18, 2007 (inception) to November 30, 2011 (Unaudited)	2

Condensed Statements of Cash Flows for the three month periods ended November 30, 2011 and 2010 and for the period from January 18, 2007 (inception) to November 30, 2011 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II—OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Removed and Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signature Page	22

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2011, filed on November 29, 2011.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets

	As at 30 November 2011 (Unaudited)	As at 31 August 2011
	$	$

Assets

Current
Cash and cash equivalents	36,990	231,877
Prepaid expenses	-	25,000

Total Current Assets	36,990	256,877

Mineral properties(Note 2 and 3)	120,000	120,000

	156,990	376,877
Liabilities

Current
Accounts payable and accrued expenses(Note 5)	346,347	328,650
Convertible promissory note, net of discount of $47,961 at 30 November, 2011	502,039	-
Total Current Liabilities	848,386	328,650

Long Term
Convertible promissory note, net of discount of $60,365 at 31 August, 2011	-	489,635

Total Liabilities	848,386	818,285

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
25,000,000 common shares, par value $0.001
Issued and outstanding
30 November 2011– 6,199,960 common shares
31 August 2011 – 6,199,960 common shares	124,008	124,008
Capital in excess of par value	2,603,288	2,574,482
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(3,478,692)	(3,199,898)

Total Stockholders’ Deficiency	(691,396)	(441,408)

Total Liabilities and Stockholders’ Deficiency	156,990	376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended 30 November 2011	For the three months ended 30 November 2010	For the period from the date of inception on 18 January 2007 to 30 November 2011
	$	$

Expenses
Exploration	82,650	358,132	846,201
General and administrative	182,374	-	2,012,696
Impairment loss on mineral property	-	617,000	1,250,360

Total Operating Expenses	265,024	1,212,258	4,109,257

Other (income) expense
Forgiveness of debt			(647,030)
Interest expense	13,770	-	16,465
Total other (income) expense	13,770	-	(630,565)

Net Loss	278,794	1,212,258	3,478,692

Basic and diluted loss per common share	(0.04)	(0.30)
Weighted average number of common shares - Basic and diluted	6,199,960	4,033,586

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended 30 November 2011	For the three months ended 30 November 2010	For the period from the date of inception on 18 January 2007 to 30 November 2011
	$	$	$
Cash flows used in operating activities
Net loss for the period	(278,794)	(1,212,258)	(3,478,692)
Adjustments to reconcile loss to net cash used by operating activities
Amortization of debt discount	12,404		14,471
Stock issued for services	-	-	330,000
Vesting of stock options	28,806	-	363,682
Impairment loss on mineral property acquisition costs	-	617,000	1,250,360
Forgiveness of debt – other income	-	-	(647,030)
Contributions to capital by related party – expenses	-	-	48,300
Changes in operating assets and liabilities:
Due to related parties	-	-	34,166
Prepaid expenses	25,000	-	-
Increase in accounts payable and accrued expenses	17,697	143,705	408,468
Net cash flows used in operating activities	(194,887)	(356,533)	(1,676,275)
Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	-	-	(210,785)
Net cash flows used in investing activities	-	-	(210,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Demand loan	-	(100,000)	-
Proceeds from convertible promissory note	-	-	550,000
Common shares issued for cash (Note 8)	-	315,000	1,319,050
Subscriptions received (Note 8)	-	30,000	60,000
Net cash flows provided by financing activities	-	245,000	1,924,050
Increase (decrease) in cash and cash equivalents	(194,887)	(111,533)	36,990
Cash and cash equivalents, beginning of period	231,877	201,068	-
Cash and cash equivalents, end of period	36,990	89,535	36,990
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

Going Concern

These financial statements as at 30 November 2011, and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the three months ended 30 November 2011, of $278,794 (2010 –$1,212,258, cumulative –$3,478,692) and had working capital deficit of $811,396 at 30 November 2011 (31 August 2011 - $71,773).

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

Reclassification

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

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, issuance of 75,000 shares of common stock by 28 January 2011, issuance of another 75,000 shares of common stock by 30 November 2011, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. As of 30 November 2011, the Company had paid $75,000, and had issued the initial 75,000 shares of its common stock.

Cobalt Canyon Gold Project

On 28 October 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kingsmere Mining Ltd. (“KML”) and Ironwood Mining Corp. (“IMC”) whereby the Company acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (the “Property”). The acquisition agreement called for cash payments of $755,000 and the issuance of an aggregate of 853,750 shares of our common stock (Note 8) and the completion of exploration expenditures of $2,800,000 as detailed below. Previously, Gold Canyon Partners LLP (“GC”) and KML entered into an option agreement (the “Option Agreement”) dated 31 January 2009 wherein KML acquired an exclusive option to acquire the Property from GC. KML assigned all of KML’s interest in the Property to IMC in an agreement (the “Assignment Agreement”) dated 15 April 2009. The Company would obtain all right, title and interest from KML and IMC pursuant to the terms of the Acquisition Agreement, subject to certain of the terms and conditions of the Option Agreement and the Assignment Agreement, including the obligation to make all required royalty payments to GC and all required property expenditures set forth in the Option Agreement.

	Payments $	Shares	Exploration Expenditures $
2009	465,000	853,750	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	853,750	2,800,000

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company had issued 25,000 shares of our common stock and a cash sum of $65,000 was payable in consideration for the assignment of the rights(Note 8).On August 26, 2010, KML agreed to the cancellation of 747,500 shares (Note 8), including these 25,000 shares.

The Company had commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properties, and to date had made exploration expenditures of approximately $617,575 on the property. After analyzing the drilling results the Company performed an impairment analysis and determined that the related acquisition cost for the Cobalt Canyon Gold Project was impaired. Therefore, an impairment loss of $617,575 representing the Company’s total investment in the Cobalt Canyon Gold Project property was recorded on 28 February 2011.

In a related transaction the Company reached an agreement with certain creditors to forgive in total $560,000 owed them for debt related to the acquisition of the Cobalt Canyon Gold Project.

Haystack Property and Rock Creek Properties

On 1 December 2009 the Company entered into an assignment agreement (the “Assignment Agreement”) with KML whereby the Company had the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property located in Pershing County, Nevada (the “Haystack Property”). The Company agreed to issue an aggregate of 500,000 shares of our common stock valued at $10,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Haystack Property as follows: 425,000 shares and $255,000 to KML and 75,000 shares and $45,000 to Teck CO, LLC (“Teck”). Previously, KML and Teck entered into an option agreement (the “Haystack Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Haystack Property from Teck. The Company would obtain all right, title and interest to the Haystack Property from KML and Teck pursuant to the terms of the Assignment Agreement, subject to certain of the terms and conditions of the Haystack Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Haystack Property by making certain expenditures related to the exploration and development of the Haystack Property. On August 26, 2010 KML agreed to the cancellation of 747,500 shares (Note 8), including these 425,000 shares.

On 7 December 2009 the Company entered into an assignment agreement (the “Rock Creek Assignment Agreement”) with KML whereby the Company had the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property located in Elko County, Nevada (the “Rock Creek Property”). The Company agreed to issue an aggregate of 350,000 shares of our common stock valued at $7,000 and an aggregate of $300,000 in cash in consideration for the assignment of all right, title and interest in the Rock Creek Property as follows: 297,500 shares and $255,000 to KML and 52,500 shares and $45,000 to Teck. Previously, KML and Teck entered into an option agreement (the “Rock Creek Option Agreement”) dated 26 October 2009 wherein KML acquired an exclusive option to acquire the Rock Creek Property from Teck. The Company would obtain all right, title and interest to the Rock Creek Property from KML and Teck pursuant to the terms of the Rock Creek Assignment Agreement, subject to certain of the terms and conditions of the Rock Creek Option Agreement, including the right of Teck to certain royalties payments and the right of Teck to earn-in to the Rock Creek Property by making certain expenditures related to the exploration and development of the Rock Creek Property. On August 26, 2010 KML agreed to the cancellation of 747,500 shares (Note 8), including these 297,500 shares.

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

Cherry Creek Property

In November 2010 the Company entered into a Letter of intent to acquire the prospective gold property at Cherry Creek. The Company incurred $15,785 in acquisition costs and an additional $2,500 in exploration costs before deciding to abandon the property. As a result, the Company recorded an impairment loss of $15,785.

4.       Forgiveness of debt

During the year ended 31 August 2011 the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030. On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011 (this was recorded as forgiveness of debt in the 31 August 2011 financial statements).

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

During the three months ended 30 November 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2010 – Nil, cumulative – $33,000), rent in the amount of $Nil (2010 – Nil, cumulative – $10,200) and for telephone expenses $Nil (2010 - Nil cumulative $5,100) (Notes 6 and 11).

Included in accounts payable at 30 November 2011, is $50,000 due to the Company’s CEO for management fees and unreimbursed expenses.

On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011

7.       Convertible Promissory Note

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

The Company calculated the fair value of the warrants and common stock to be $26,427 (using the Black-Scholes model) and $44,000 (using the closing trading price of the stock on 16 August 2011), respectively. The relative fair values allocated to the warrants, common stock (and additional paid-in-capital), and debt were as follows:  warrants - $23,427; common stock (and additional paid-in-capital) - $39,005; debt - $487,568. Accordingly, a discount was created on the debt of $62,432, which will be amortized to interest expense over the life of the debt. Debt discount amortization as of 30 November 2011 was $14,471. Accrued interest on the note was $1,594 as of 30 November 2011.

8.       Capital Stock

Authorized

The total authorized capital is 25,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 6,199,960 common shares with a par value of $0.001 per common share.

On 8 August 2007, Company completed a private placement consisting of 5,000,000 post split common shares sold to directors and officers for a total consideration of $2,000.

On 31 August 2007, the Company completed a private placement of 1,925,000 post split common shares for a total consideration of $38,500.

On October 26, 2009, two directors gifted back to treasury for cancellation a total of 90,000 (4,500,000 post split) restricted common shares. The cancellation of these share resulted in the issued and outstanding share capital being reduced from 138,500 (6,925,000 post split) common shares to 48,500 (2,425,000 post split) common shares before the forward split of the common shares on October 27, 2009.

Effective 27 October 2009, the Company completed a 50 to 1 forward stock split. The authorized share capital remained unchanged at 500,000,000 common shares with the same par value of $0.001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

On 28 October 2009, 853,750 common shares of the Company, valued at $17,075, were issued as partial settlement of an acquisition agreement to acquired an undivided 100% right, title and interest in and to certain mineral claims known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada (Note 3).

On 30 November 2009,25,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. On August 26, 2010, KML agreed to the cancellation of these 25,000 shares (Note 3).

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

On 27 August 2010, the Company issued 200,000 Units for gross proceeds of $200,000, of a private placement of 1,000,000 Units offered at $1.00 per unit of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 200,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $96,677 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 3 September 2010, the Company completed a private placement and issued 50,000 Units for gross proceeds of $50,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 50,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,124 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 28 September 2010, the Company completed a private placement and issued 15,000 Units for gross proceeds of $15,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 15,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $7,251 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 30 September 2010, the Company issued 5,000 common shares to a member of its Advisory board for services of the Company valued at $1.00 per common share (post share split)for a total consideration of $5,000.

On 8 October 2010, the Company completed a private placement and issued 50,000 Units for gross proceeds of $50,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 50,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $24,133 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 13 October 2010, the Company completed a private placement and issued 100,000 Units for gross proceeds of $100,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 100,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,231 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 19 October 2010, the Company completed a private placement and issued 100,000 Units for gross proceeds of $100,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months. The 100,000 warrants were valued using the Black-Scholes model. Based on this valuation, a fair value of $48,421 was assigned to the warrants, using a relative fair value approach, considering the shares of common stock with which they were issued.

On 16 March 2011, the Company issued 75,000 common shares to Robert Wyllie in accordance with an acquisition agreement dated 2 February 2011, for an interest in the prospective gold-silver project known as the Falcon Mine Property. The property consists of 6 patented claims and 60-100 newly staked claims that join the patented claims on which the mine is situated.

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

On July 18, 2011, the Company issued 20,000 shares under Restricted Stock Award Agreement (the “Agreement”) dated January 24, 2011, with Anton S. Borozdin, whereby Mr. Borozdin will serve as a director of the Company. Pursuant to the Agreement, Mr. Borozdin received five thousand (5,000) shares of Company common stock in connection with his service as a director. The transaction was valued at $4,000 being the trading price of the Company’s shares on January 24, 2010, $0.80 per share (post share split) multiplied by the number of shares issued 5,000.

On July 31, 2011, the Company issued 1,250,000 shares to Behzad Shayanfar, the Company's current Chief Executive Officer, Interim Chief Financial Officer and a member of the Company's Board of Directors, as consideration for services provided to the Company. The transaction was valued at $250,000 being the trading price of the Company’s shares on July 31, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 1,250,000.

On August 5, 2011 the Company issued 10,000 shares in exchange for amounts owed by the Company to a supplier for services provided in November 2011. The transaction was valued at $9,257 being the amount owed.

On August 16, 2011 the Company issued 200,000 shares to a consultant for services. The transaction was valued at $40,000 being the trading price of the Company’s shares on August 16, 2011, $0.20 per share(post share split) multiplied by the number of shares issued 200,000.

On August 16, 2011 the Company issued 220,000 shares under a secured promissory note agreement (Note 8). The transaction was valued at $44,000 being the trading price of the Company’s shares on August 16, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 220,000.

On August 24, 2011 the Company issued 150,000 shares to a consultant for services. The transaction was valued at $30,000 being the trading price of the Company’s shares on August 16, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 150,000.

On August 31, 2011, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with Keith P. Brill, in connection with his service as a director of the Company. Pursuant to the Agreement, Mr. Brill will receive five thousand (5,000) shares of Company common stock. The transaction was valued at $1,000 being the trading price of the Company’s shares on August 31, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 5,000.

Effective 28 October 2011, the Company completed a 20 to 1 reverse stock split. The authorized share capital changed to 25,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 50 to 1 forward stock split effective 27 October 2009, described above (“post splits”) on a retroactive basis (Note 8).

Subscriptions received

On November 24, 2010, the Company received $60,000 as partial payment on the private placement of 60,000 Units for gross proceeds of $60,000, of a private placement of 1,000,000 Units offered at $1.00 per unit (post share split)of the Company’s securities. Each Unit consists of 1 share of common stock, par value $0.001 per share and 1 warrant exercisable to purchase 1 share of common stock of the Company at an exercise price of $1.40 per share for a period of 24 months.

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

On 20 April 2010, the Company granted an aggregate of 312,500 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30,2010. The weighted average exercise price of the options is $0.31 each and they are exercisable until April 20, 2020.625,000 options were vested at 30 November 2010.

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited and on 30 November 2011, 100,000 options were outstanding. 30,000 options were vested at 30 November 2011. The aggregate intrinsic value of options outstanding and exercisable at 31 November 2011, was $0.

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

Warrants

As at November 30, 2011, and August 31, 2011, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	30-Nov-11	31-Aug-11
27-Aug-12	$1.40	200,000	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	1,375,000	1,375,000
		2,015,000	2,015,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	30-Nov-11		31-Aug-11
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,015,000	$0.80	200,000	$1.40
Issued	-	-	1,815,000	$0.80
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,015,000	$0.80	2,015,000	$0.80

9.       Income Taxes

The Company has cumulative net operating loss carry forwards of $3,115,010 (deficit accumulated during the exploration stage of $3,478,692, less cumulative expense related to the vesting of incentive stock options of $363,682). The related deferred tax asset of approximately $1,059,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

10.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 30 November 2011	For the three months ended 30 November 2011	For the three months ended 30 November 2010
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

Since the Company’s inception, related parties have contributed $48,300 to capital in the form of management fees, rent, and telephone expenses.

During the year ended 31 August 2011, the Company issued stock for cash and warrants. The relative fair value allocated to the 1,815,000 warrants and recorded to additional paid in capital, was $233,896.

11.      Commitments

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

On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”). The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease. The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. has commenced the 2011 field exploration program on the Falcon Property. Results of this initial program are expected by the end of February 2012 and are focused on locating prime drill sites for subsequent testing for a potential Carlin-type gold horizon.

The Lease calls for cash payments of $225,000 by September 1, 2012, issuance of 75,000 shares of common stock by January 28, 2011, issuance of another 75,000 shares of common stock by November 30, 2011, and a minimum of 8 drill holes by November 30, 2012, with 4 holes completed by November 30, 2011. As of November 30, 2011, we had paid $75,000, and had issued the initial 75,000 shares of our common stock to Falcon. We are currently in negotiations with Falcon regarding an extension to our obligations under the Lease.

Background

On October 27, 2009, we effected a 50-for-1 forward stock split. Effective October 28, 2011, we completed a 1-for-20 reverse stock split of both our authorized and issued and outstanding shares of our common stock. As a result of the reverse split, our authorized share capital is now 25,000,000 shares of common stock, with the same par value of $0.001. Unless otherwise noted, all references to share info contained in this Form 10-Q are to figures and numbers post-reverse stock split.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2012. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt in August 2011. We intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2011. As of, and for the three months ended November 30, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed on November 29, 2011.

Comparison of three month periods ended November 30, 2011 and November 30, 2010

During the three month periods ended November 30, 2011 and November 30, 2010, we earned no revenues.

For the three month periods ended November 30, 2011 and November 30, 2010, we incurred a net loss of $278,794 and $1,212,258, respectively.  This decrease for the period ended November 30, 2011 is primarily attributed to decreases in an impairment loss on mineral property (2011 - $Nil 2011; 2010 - $617,000).

Period from inception, January 18, 2007 to November 30, 2011

Since inception, we have an accumulated deficit during the exploration stage of $3,478,692. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of November 30, 2011, we had approximately $36,990 in cash and a working capital deficiency of $(811,396) including $346,347 in accounts payable and accrued expense.

For the three month period ended November 30, 2011, we used net cash of $194,887 in operations and used net cash of $Nil in investing activities.  Net cash used in operating activities reflected an increase in accounts payable and accrued expenses of $17,697.  For the three months ended November 30, 2011, we had $Nil in net cash flow provided by financing activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of November 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

Item 5. Other Information.

Effective January 20, 2012, we received the resignation of Mr. Anton S. Borozdin as a member of the Company’s Board of Directors.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONWOOD GOLD CORP. (Registrant)

Date: January 23, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: January 23, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
22