Form 10-Q
period 2012-02-29
Ironwood Gold Corp
filed 2012-04-27
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common stock, $.001 par value	6,199,977

IRONWOOD GOLD CORP.

FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011 (Audited)	2

Statements of Operations for the three and six month periods ended February 29, 2012 and February 28, 2011 and for the period from January 18, 2007 (inception) to February 29, 2012 (Unaudited)	3

Statements of Cash Flows for the six month periods ended February 29, 2012 and February 28, 2011 and for the period from January 18, 2007 (inception) to February 29, 2012 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signature Page	24

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at 29 February 2012 (Unaudited)	As at 31 August 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	12,042	231,877
Prepaid expenses	-	25,000

Total Current Assets	12,042	256,877

Mineral properties (Note 2 and 3)	193,000	120,000

	205,042	376,877
Liabilities

Current
Accounts payable and accrued expenses (Note 5)	439,002	328,650
Shareholder advance (Note 6	26,000	-
Convertible promissory note, net of discount of $35,557 at 29 February 2012	514,443	-
Total Current Liabilities	979,445	328,650

Long Term
Convertible promissory note, net of discount of $60,365 at 31 August, 2011	-	489,635

Total Liabilities	979,445	818,285

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
25,000,000 common shares, par value $0.001
Issued and outstanding
29 February 2012 – 6,199,977 common shares
31 August 2011 – 6,199,977 common shares	6,700	6,200
Capital in excess of par value	2,817,402	2,692,290
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(3,658,505)	(3,199,898)

Total Stockholders’ Deficiency	(774,403)	(441,408)

Total Liabilities and Stockholders’ Deficiency	205,042	376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended 29 February 2012	For the three months ended 28 February 2011	For the six months ended 29 February 2012	For the six months ended 28 February 2011	For the period from the date of inception on 18 January 2007 to 29 February 2012
			$	$

Expenses
Exploration	16,337	9,259	98,987	367,392	862,539
General and administrative	149,706	167,412	332,080	404,537	2,162,402
Impairment loss on mineral property	-	633,360	-	1,250,360	1,250,360

Total Operating Expenses	166,043	810,031	431,067	2,022,289	4,275,301

Other (income) expense
Forgiveness of debt	-	(587,030)	-	(587,030)	(647,031)
Interest expense	13,770	-	27,540	-	30,235
Total other (income) expense	13,770	(587,030)	27,540	(587,030)	(616,794)

Net Loss	179,813	223,001	458,607	1,435,259	3,658,505

Basic and diluted loss per common share	(0.03)	(0.05)	(0.07)	(0.35)
Weighted average number of common shares - Basic and diluted	6,199,977	4,159,960	6,199,977	4,096,424

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six month period ended 29 February 2012	For the six month period ended 28 February 2011	For the period from the date of inception on 18 January 2007 to 29 February 2012
	$	$	$
Cash flows used in operating activities
Net loss for the period	(458,607)	(1,435,259)	(3,648,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	24,808	-	26,875
Stock issued for services		160,234	330,000
Vesting of stock options	57,612		392,488
Impairment loss on mineral property acquisition costs	-	1,250,360	1,250,360
Forgiveness of debt – other income	-	(587,030)	(647,030)
Contributions to capital by related party – expenses (Notes 7 and 9)	-	-	48,300
Changes in operating assets and liabilities
Shareholder advance (Note 6)	26,000	-	60,166
Prepaid expenses	25,000	-	-
Increase in accounts payable and accrued liabilities	110,352	102,404	491,123
Net cash flows (used in) operating activities	(214,835)	(509,291)	(1,696,223)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(5,000)	(35,892)	(215,785)
Net cash flows (used in) investing activities	(5,000)	(35,892)	(215,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder			100,000
Payments to shareholder	-	-	(100,000)
Demand loan	-	(100,000)	-
Convertible promissory note	-	-	550,000
Common shares issued for cash (Note 7)	-	315,000	1,319,050
Subscriptions received	-	130,000	60,000
Net cash flows provided by financing activities	-	345,000	1,924,050

Increase (decrease) in cash and cash equivalents	(219,835)	(200,183)	12,042
Cash and cash equivalents, beginning of period	231,877	201,068	-
Cash and cash equivalents, end of period	12,042	885	12,042
Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
29 February 2012

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

Going Concern

These financial statements as at 29 February 2012 and for the six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the six months ended 29 February 2012, of $458,607 (12 months ended 31 August 2011 – $2,258,691, cumulative – $3,658,505) and had working capital deficit of $967,403 at 29 February 2012 (31 August 2011 - $71,773).

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, issuance of 75,000 shares of common stock by 28 January 2011, issuance of another 75,000 shares of common stock by 30 November 2011, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. On February 22, 2012, Amendment No 1 to the Falcon Agreement was executed. In consideration for Falcon’s agreement to extend the due dates of the November 2011 Payment and the Share Issuance to April 6, 2012, the Company paid Falcon $10,000 and issued to Falcon 500,000 shares of common stock of the Company. As of 29 February 2012, the Company had paid $75,000 under the original agreement and $5,000 under the amended agreement, and had issued 75,000 common shares under the original agreement and 500,000 common shares under the Amended Agreement. The 75,000 share issuance was completed in accordance with the Amended Agreement on April 6, 2012.

During the quarter ended February 29, 2012, the Company incurred cost of $16,337 for exploration on the Falcon Mine Property bringing the total expenditures to date to $98,987.

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

	Payments	Shares	Exploration Expenditures
	$		$
2009	465,000	853,750	-
2010	50,000	-	250,000
2011	80,000	-	350,000
2012	100,000	-	450,000
2013-2019	75,000	-	1,750,000

	755,000	853,750	2,800,000

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada.  The Company had issued 25,000 shares of our common stock and a cash sum of $65,000 was payable in consideration for the assignment of the rights (Note 8). On August 26, 2010, KML agreed to the cancellation of 747,500 shares (Note 8), including these 25,000 shares.

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

During the six months ended 29 February 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2011 – Nil, cumulative – $33,000), rent in the amount of $Nil (2011 – Nil, cumulative – $10,200) and for telephone expenses $Nil (2011 - Nil cumulative $5,100) (Notes 6 and 11).

Included in accounts payable at 29 February 2012, is $50,000 due to the Company’s CEO for management fees and unreimbursed expenses.

On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

During the quarter ended February 29, 2012, an officer and director of the Company had made cash advances to the company totalling $26,000. The Advances bear no interest and have no fixed terms for repayment.

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

The Company calculated the fair value of the warrants and common stock to be $26,427 (using the Black-Scholes model) and $44,000 (using the closing trading price of the stock on 16 August 2011), respectively. The relative fair values allocated to the warrants, common stock (and additional paid-in-capital), and debt were as follows:  warrants - $23,427; common stock (and additional paid-in-capital) - $39,005; debt - $487,568. Accordingly, a discount was created on the debt of $62,432, which will be amortized to interest expense over the life of the debt. Debt discount amortization as of 29 February 2012 was $26,875. Accrued interest on the note was $2,960 as of 29 February 2012.

8.	Capital Stock

Authorized

The total authorized capital is 25,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 6,699,977 common shares with a par value of $0.001 per common share.

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

On 1 December 2009 the Company entered into the Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 500,000 shares of our common stock valued at $10,000. On August 26, 2010, KML agreed to the cancellation of 425,000 of these shares (Note 3).

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

On August 16, 2011 the Company issued 200,000 shares to a consultant for services. The transaction was valued at $40,000 being the trading price of the Company’s shares on August 16, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 200,000.

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

On August 31, 2011, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Keith P. Brill, in connection with his service as a director of the Company. Pursuant to the Agreement, Mr. Brill will receive five thousand (5,000) shares of Company common stock. The transaction was valued at $1,000 being the trading price of the Company’s shares on August 31, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 5,000.

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

On February 22, 2012, the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $68,000 being the trading price of the Company’s shares on January 22, 2012, $0.136 per share, multiplied by the number of shares issued 500,000.

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited and on 29 February 2012, 100,000 options were outstanding. 30,000 options were vested at 29 February 2012. The aggregate intrinsic value of options outstanding and exercisable at 29 February 2012 was $0.

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

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal year 2011 and year-to-date 2012).

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

Warrants

As at February 29, 2012, and August 31, 2011, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	29-Feb-12	31-Aug- 11
27-Aug-12	$1.40	200,000	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	1,375,000	1,375,000
		2,015,000	2,015,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	29-Feb-12		31-Aug-11
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	2,015,000	$0.85	200,000	$1.40
Issued	-	-	1,815,000	$0.80
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	-	-	-	-
	2,015,000	$0.85	2,015,000	$0.85

9.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $3,26,017 (deficit accumulated during the exploration stage of $3,658,505, less cumulative expense related to the vesting of incentive stock options of $392,488). The related deferred tax asset of approximately $1,110,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 29 February 2012	For the six months ended 29 February 2012	For the six months ended 28 February 2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

On February 22, 2012 the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $68,000 being the trading price of the Company’s shares on January 22, 2012 ($0.136 per share) multiplied by the number of shares issued 500,000.

Since the Company’s inception, related parties have contributed $48,300 to capital in the form of management fees, rent, and telephone expenses.

During the year ended 31 August 2011, the Company issued stock for cash and warrants. The relative fair value allocated to the 1,815,000 warrants and recorded to additional paid in capital, was $233,896.

11.	Commitments

The Company has outstanding and future commitments under mineral property agreements (Note 3).

12.	Subsequent Events

On April 20, 2012 the Company signed an Amendment Agreement with Alpha Capital Ansalt regarding the note issued by the Company to Alpha dated August 16, 2011 (Note 7) and agreed to an Allonge to the Amended Agreement and issued an additional $100,000 in convertible notes. The effect of the Amendment and the Allonge was to:

•	Increase the original principal amount of the notes from $550,000 to $650,000 and reduce the conversion price from $0.40 per share to $0.08 per share.
•	Increase the number warrants to purchase common shares of the Company from 1,375,000 to 6,000,000 and reduce the strike price of the warrants from $0.60 per share to $0.08 per share. The expiry date of the warrants remains unchanged at August 16, 2016.

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

On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”). The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease. The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. (“Snowden”) has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6000 meter drilling program after receiving Snowden’s favorable assessment.

The Lease calls for cash payments of $225,000 by September 1, 2012, issuance of 75,000 shares of common stock by January 28, 2011, issuance of another 75,000 shares of common stock by November 30, 2011, and a minimum of 8 drill holes by November 30, 2012, with 4 holes completed by November 30, 2011. As of February 29, 2012, we had paid $75,000, and had issued the initial 75,000 shares of our common stock to Falcon.

On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of February 29, 2012, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2011. As of, and for the six months ended February 29, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed on November 29, 2011.

Comparison of three month periods ended February 29, 2012 and February 28, 2011

During the six month periods ended February 29, 2012 and February 28, 2011, we earned no revenues.

For the six month periods ended February 29, 2012 and February 28, 2011, we incurred a net loss of $458,607 and $1,435,259, respectively.  This decrease for the period ended February 29, 2012 is primarily attributed to decreases in an impairment loss on mineral property (2011 - $Nil; 2010 - $Nil).

Period from inception, January 18, 2007 to February 29, 2012

Since inception, we have an accumulated deficit during the exploration stage of $3,658,505. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of February 29, 2012, we had approximately $12,042 in cash and a working capital deficiency of $967,403 including $439,002 in accounts payable and accrued expenses.

For the six month period ended February 29, 2012, we used net cash of $214,835 in operations and used net cash of $5,000 in investing activities.  Net cash used in operating activities reflected an increase in accounts payable and accrued expenses of $110,352. For the six months ended February 29, 2012, we had $Nil in net cash flow provided by financing activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 29, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of February 29, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 16, 2012, Peter E. Walcott & Associates Limited, a British Columbia Incorporated Company (“Walcott”), filed a complaint against the Company in the District Court of the Fourth Judicial District of the State of Nevada. Walcott’s complaint stems from alleged unpaid fees owed under an agreement between Walcott and the Company, whereby Walcott provided geophysical services to the Company between October 25, 2010 and November 15, 2010 on our former Rock Creek Property in Nevada. As of the date of this Quarterly Report, we have not responded to Walcott’s complaint and we dispute the amount of alleged unpaid fees owed to Walcott.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with Amendment No. 1 to the Lease with Falcon, on February 22, 2012, we agreed to issue 500,000 shares of common stock to Falcon. The issuance of the shares to Falcon was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment & Allonge with Alpha Capital Anstalt

On April 20, 2012, we entered into an Amendment Agreement (the “Amendment”) with Alpha Capital Anstalt (“Alpha”) to the Secured Convertible Promissory Note, dated August 16, 2011 (the “Note”), previously disclosed in our Current Report on Form 8-K filed on August 18, 2011. In connection therewith, effective April 20, 2012 we also agreed to an Allonge to the Note (the “Allonge”) pursuant to which an additional $100,000 was issued to us under the Note. In accordance with the Amendment and the Allonge, (i) the original principal amount under the Note has increased from $550,000 to $650,000; (ii) the conversion price under the Note has been reduced from $0.40 per share to $0.08 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 1,375,000 to 6,000,000; and (iv) the exercise price of the warrants has been reduced from $0.60 per share to $0.08 per share. The expiry date of the warrants issuable to Alpha remains unchanged at August 16, 2016.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
10.1	Allonge to Secured Promissory Note, dated April 20, 2012*
10.2	Amendment Agreement with Alpha Capital Anstalt, dated April 20, 2012*
10.3	Amendment No. 1 to Falcon Mines/Falcon Group Claims Lease Agreement - Joint Venture Option*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

IRONWOOD GOLD CORP. (Registrant)

Date: April 27, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

