Form 10-Q
period 2012-05-31
Ironwood Gold Corp
filed 2012-09-14
CIK 1393909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2012
Common stock, $0.001 par value	6,699,977

IRONWOOD GOLD CORP.

FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011 (Audited)	1

Statements of Operations for the three and nine month periods ended May 31, 2012 and May 31, 2011 and for the period from January 18, 2007 (inception) to May 31, 2012 (Unaudited)	2

Statements of Cash Flows for the nine month periods ended May 31, 2012 and May 31, 2011 and for the period from January 18, 2007 (inception) to May 31, 2012 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signature Page	23

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at	As at
	31 May 2012	31 August 2011
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	25,386	231,877
Prepaid expenses	-	25,000

Total Current Assets	25,386	256,877

Mineral properties (Note 2 and 3)	198,000	120,000

	223,386	376,877
Liabilities

Current
Accounts payable and accrued expenses (Note 5)	481,800	328,650
Convertible promissory note, net of discount of $379,528 at
31 May 2012 (Note 7)	270,472	-
Total Current Liabilities	752,272	328,650

Long Term
Convertible promissory note, net of discount of $60,365 at 31 August, 2011	-	489,635

Total Liabilities	752,272	818,285

Stockholders’ Deficiency
Common stock (Note 8)
Authorized
25,000,000 common shares, par value $0.001
Issued and outstanding
31 May 2012 – 6,699,977 common shares
31 August 2011 – 6,199,977 common shares	6,700	6,200
Capital in excess of par value	3,265,580	2,692,290
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(3,861,166)	(3,199,898)

Total Stockholders’ Deficiency	(528,886)	(441,408)

Total Liabilities and Stockholders’ Deficiency	223,386	376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp

(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended 31 May 2012	For the three months ended 31 May 2011	For the nine months ended 31 May 2012	For the nine months ended 31 May 2011	For the period from the date of inception on 18 January 2007 to 31 May 2012
			$	$

Expenses
Exploration	-	-	98,987	367,391	862,538
General and administrative	56,744	170,653	388,824	575,191	2,219,146
Impairment loss on mineral property	-	-	-	1,250,360	1,250,360

Total Operating Expenses	56,744	170,653	487,811	2,192,942	4,332,044

Other (income) expense
Forgiveness of debt	-	-	-	(587,030)	(647,030)
Beneficial conversion	-	-	-	-	-
Loss on debt extinguishment	5,199		5,199		5,199
Interest expense	140,717	-	168,257	-	170,953
Total other (income) expense	145,916	-	173,456	(587,030)	(470,878)

Net Loss	202,660	170,653	661,267	1,605,912	3,861,166

Basic and diluted loss per common share	(0.03)	(0.04)	(0.10)	(0.39)
Weighted average number of common shares - Basic and diluted	6,699,977	4,159,960	6,382,249	4,162,286

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	For the period from
	nine month	nine month	the date of inception
	period ended	period ended	on 18 January 2007
	31 May 2012	31 May 2011	to 31 May 2012
	$	$	$
Cash flows used in operating activities
Net loss for the period	(661,267)	(1,605,912)	(3,861,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	123,814	-	125,882
Stock issued for services		207,045	330,000
Vesting of stock options	57,612		392,488
Impairment loss on mineral property acquisition costs	-	1,250,360	1,250,360
Forgiveness of debt – other income	-	(587,030)	(647,030)
Loss on debt extinguishment	5,199	-	5,199
Contributions to capital by related party – expenses (Notes 7 and 9)	-	-	48,300
Changes in operating assets and liabilities
Shareholder advance (Note 6)	-	-	34,166
Prepaid expenses	25,000	-	-
Increase in accounts payable and accrued expenses	153,151	188,944	543,922
Net cash flows (used in) operating activities	(296,491)	(546,593)	(1,777,879)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	(60,892)	(220,785)
Net cash flows (used in) investing activities	(10,000)	(60,892)	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	60,000	61,875
Payments to Director	-	(50,000)	(61,875)
Advances from shareholder			100,000
Payments to shareholder	-	-	(100,000)
Demand loan	-	(100,000)	-
Convertible promissory note	100,000	-	650,000
Common shares issued for cash (Note 7)	-	315,000	1,319,050
Subscriptions received	-	185,000	60,000
Net cash flows provided by financing activities	100,000	410,000	2,024,050

Increase (decrease) in cash and cash equivalents	(206,491)	(197,485)	25,386
Cash and cash equivalents, beginning of period	231,877	201,068	-
Cash and cash equivalents, end of period	25,386	3,583	25,386

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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

Going Concern

These financial statements as 31 May 2012 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the nine months ended 31 May 2012, of $661,267 (12 months ended 31 August 2011 – $2,258,691, cumulative – $3,861,166) and had working capital deficit of $726,866 at 31 May 2012 (31 August 2011 - $71,773).

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
31 May 2012

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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
31 May 2012

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

The Falcon Agreement calls for cash payments of $225,000 by 1 September 2012, issuance of 75,000 shares of common stock by 28 January 2011, issuance of another 75,000 shares of common stock by 30 November 2011, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. On February 22, 2012, Amendment No 1 to the Falcon Agreement was executed. In consideration for Falcon’s agreement to extend the due dates of the November 2011 Payment and the Share Issuance to April 6, 2012, the Company paid Falcon $10,000 and issued to Falcon 500,000 shares of common stock of the Company. As of 31 May 2012, the Company had paid $75,000 under the original agreement and $5,000 under the amended agreement, and had issued 75,000 common shares under the original agreement and 500,000 common shares under the Amended Agreement. The 500,000 share issuance was completed in accordance with the Amended Agreement on February 22, 2012. The shares were valued at $60,000 being the numbers of shares issued multiplied by the closing price on February 22, 2012 of $0.12.

During the quarter ended 31 May 2012, the Company incurred cost of $Nil for exploration on the Falcon Mine Property. Total expenditures to date have been $98,987.

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
31 May 2012

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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

During the nine months ended 31 May 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2011 – Nil, cumulative – $33,000), rent in the amount of $Nil (2011 – Nil, cumulative – $10,200) and for telephone expenses $Nil (2011 - Nil cumulative $5,100) (Notes 6 and 11).

Included in accounts payable at 31 May 2012, is $80,750 due to the Company’s CEO for management fees.

On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

During the nine months ended 31 May 2012, an officer and director of the Company advanced and was paid back $26,000. The Advances bore no interest and had no fixed terms for repayment.

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

The Company calculated the fair value of the warrants and common stock to be $26,427 (using the Black-Scholes model) and $44,000 (using the closing trading price of the stock on 16 August 2011), respectively. The relative fair values allocated to the warrants, common stock (and additional paid-in-capital), and debt were as follows:  warrants - $23,427; common stock (and additional paid-in-capital) - $39,005; debt - $487,568. Accordingly, a discount was created on the debt of $62,432, which would have been amortized to interest expense over the life of the debt. In accordance with ASC 470-50, a debt instrument with substantially different terms is a debt extinguishment, and as such, this debt was extinguished on 20 April 2012, with all of its stock and warrants, and replaced with a new debt. As of 20 April 2012 debt discount amortization was $33,806 and accrued interest on the note was $37,370.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

On 20 April 2012, in conjunction with the extinguishment of the aforementioned debt, the Company issued a new convertible promissory note with a face value of $650,000. In conjunction with the debt, the Company also issued 6,000,000 warrants to purchase shares of the Company’s common stock (exercise price of $0.08, expiring 4.32 years from the date of issuance). This note matures on November 16, 2012, and has an interest rate of 10% per annum, simple interest, payable quarterly. After the maturity date, the interest rate increases to 16% per annum. This note is secured by all of the assets of the Company. Additionally, the conversion price is $0.08 per share (post share split).

The Company calculated the fair value of the warrants to be $589,380 (using the Black-Scholes model). The relative fair values allocated to the warrants, and debt were as follows:  warrants - $309,104; debt - $178,396. Accordingly, a discount was created on the debt of $471,604, which will be amortized to interest expense over the life of the debt. Debt discount amortization on this promissory note as of 31 May 2012 was $92,075. Accrued interest on the note was $7,301 as of 31 May 2012. Also, a loss on debt extinguishment was recorded in the amount of $5,199, being the difference between the reacquisition price and the net carrying amount of the extinguished debt.

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
31 May 2012

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
31 May 2012

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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

Effective 28 October, 2011, the Company completed a 20 to 1 reverse stock split. The authorized share capital changed to 25,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 50 to 1 forward stock split effective 27 October 2009, described above (“post splits”) on a retroactive basis (Note 8).

On February 22, 2012, the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $60,000 being the trading price of the Company’s shares on February 22, 2012, $0.12 per share, multiplied by the number of shares issued 500,000.

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited and on 31 May 2012, 100,000 options were outstanding. 30,000 options were vested at 31 May 2012. The aggregate intrinsic value of options outstanding and exercisable at 31 May 2012 was $0.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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

Warrants

As at 31 May 2012, and August 31, 2011, the following share purchase warrants were outstanding and exercisable:

Expiry Date	Exercise Price	31-May-12	31-Aug-11
27-Aug-12	$1.40	200,000	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	0	1,375,000
16-Aug-16	$0.08	6,000,000	0
		6,640,000	2,015,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31-May-12		31-Aug-11
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	2,015,000	$0.85	200,000	$1.40
Issued	6,000,000	$0.08	1,815,000	$0.80
Exercised	-	-	-	-
Extinguished	(1,375,000)	$0.60
Expired	-	-	-	-
Outstanding at end of period	-	-	-	-
	6,640,000	$0.21	2,015,000	$0.85

9.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $3,431,954 (deficit accumulated during the exploration stage of $3,824,442, less cumulative expense related to the vesting of incentive stock options of $392,488). The related deferred tax asset of approximately $1,170,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 31 May 2012	For the six months ended 31 May 2012	For the six months ended 31 May 2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

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

During the nine months ended 31 May 2012, the Company issued 6,000,000 warrants in conjunction with debt. The relative fair value allocated to the 6,000,000 warrants, and recorded to additional paid in capital, was $309,104.

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

Overview

Ironwood Gold Corp. was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring, exploring and developing mineral properties.  On October 27, 2009, we changed our name to Ironwood Gold Corp.

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

On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of May 31, 2012, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2011. As of, and for the nine months ended May 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed on November 29, 2011.

Comparison of three and nine month periods ended May 31, 2012 and May 31, 2011

During the three and nine month periods ended May 31, 2012 and May 31, 2011, we earned no revenues.

For the three month periods ended May 31, 2012 and May 31, 2011, we incurred a net loss of $202,660 and $170,653, respectively.  This increase for the three month period ended May 31, 2012 is primarily attributed to an increase in interest expense (2012 - $140,717; 2011 - $Nil).

For the nine month periods ended May 31, 2012 and May 31, 2011, we incurred a net loss of $661,267 and $1,605,912, respectively. This decrease for the nine month period ended May 31, 2012 is primarily attributed to a decrease in an impairment loss on mineral property (2012 - $Nil; 2011 - $1,250,360).

Period from inception, January 18, 2007 to May 31, 2012

Since inception, we have an accumulated deficit during the exploration stage of $3,861,166. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of May 31, 2012, we had approximately $25,386 in cash and a working capital deficiency of $726,886, including $481,800 in accounts payable and accrued expenses.

For the nine month period ended May 31, 2012, we used net cash of $296,491 in operations and used net cash of $10,000 in investing activities. For the nine months ended May 31, 2012, we had $100,000 in net cash flow provided by financing activities, representing $100,000 from the issuance of a convertible promissory note.

On August 16, 2011, we entered into a Subscription Agreement (the “Agreement”) with Alpha Capital Anstalt, a foreign entity (“Alpha”) in connection with the private offering and issuance of (i) a $550,000 secured convertible promissory note (the “Note”), such Note convertible, at the option of Alpha, into shares of our common stock, par value $0.001, at a conversion price of $0.40 per share (post stock split); (ii) a warrant to purchase up to 1,375,000 shares of common stock (post stock split) at an exercise price of $0.60 per share (post stock split) (the “Warrant”), such Warrant expiring five (5) years from the date of issuance, and (iii) 220,000 shares of common stock (post stock split) (the “Shares”). The Note is senior to any and all of our indebtedness and is secured substantially by all of our assets in accordance with the terms and conditions of the Security Agreement with the Alpha dated August 16, 2011. The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

On April 20, 2012, we entered into an Amendment Agreement (the “Amendment”) with Alpha to the Note, previously disclosed in our Current Report on Form 8-K filed on August 18, 2011. In connection therewith, effective April 20, 2012 we also agreed to an Allonge to the Note (the “Allonge”) pursuant to which an additional $100,000 was issued to us under the Note. In accordance with the Amendment and the Allonge, (i) the original principal amount under the Note has increased from $550,000 to $650,000; (ii) the conversion price under the Note has been reduced from $0.40 per share to $0.08 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 1,375,000 to 6,000,000; and (iv) the exercise price of the warrants has been reduced from $0.60 per share to $0.08 per share. The expiry date of the warrants issuable to Alpha remains unchanged at August 16, 2016.

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

We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of May 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 14, 2012, we issued 2,000,000 shares of the Company’s common stock, par value, $0.001, to Behzad Shayanfar, the Company’s current Chief Executive Officer, Interim Chief Financial Officer and a member of the Company’s Board of Directors, as consideration for services provided to the Company. On September 14, 2012, we issued 250,000 shares of the Company’s common stock, par value $0.001, to Keith P. Brill, a member of the Company’s Board of Directors, as consideration for services provided to the Company as a member of the Board of Directors. The issuance of the shares to Messrs. Shayanfar and Brill was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

IRONWOOD GOLD CORP.
(Registrant)

Date: September 14, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

