Form 10-K
period 2012-08-31
Ironwood Gold Corp.
filed 2012-12-20
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2012

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _____________________

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
[   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2012 was approximately $582,380 based upon the closing price of $0.0855 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 18, 2012, there were 8,949,960 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

     On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”). The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option was exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease. The Company is currently in default on this agreement. The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. (“Snowden”) has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6000 meter drilling program after receiving Snowden’s favorable assessment.

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

     On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of August 31, 2012, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1.

     Our Falcon Property is discussed in further detail below.

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

     The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,895 in September 2011 and $1,715 at the end of November 2012. This current price level has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold at our properties.

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

     On August 16, 2011, we entered into a Subscription Agreement (the “Agreement”) with Alpha Capital Anstalt, a foreign entity (the “Alpha”) in connection with the private offering and issuance of (i) a $550,000 secured convertible promissory note (the “Note”), such Note convertible, at the option of Alpha, into shares of our common stock, par value $0.001, at a conversion price of $0.40 per share (post stock split); (ii) a warrant to purchase up to 1,375,000 shares of common stock (post stock split) at an exercise price of $0.60 per share (post stock split) (the “Warrant”), such Warrant expiring five (5) years from the date of issuance, and (iii) 220,000 shares of common stock (post stock split) (the “Shares”). The Note is senior to any and all of our indebtedness and is secured substantially by all of our assets in accordance with the terms and conditions of the Security Agreement with Alpha dated August 16, 2011. The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

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

     In addition, as a condition to closing the Agreement, Mr. Behzad Shayanfar, our Chief Executive Officer and a director, has entered into a Lockup Agreement, dated August 16, 2011 (“Lockup Agreement”) pursuant to which Mr. Shayanfar has agreed that for a period of twelve (12) months from August 16, 2011, he will not sell, transfer or otherwise dispose of any of his common stock or any other security of the Company which he owns or has a right to acquire, except (i) in connection with an offer made to all our shareholders in connection with a merger, consolidation or similar transaction involving the Company, or (ii) in a bona fide arm’s length transaction at a price of more than $1.00 per share (post stock split), subject to equitable adjustment. As of August 31, 2012, the Lockup Agreement has expired pursuant to its own terms.

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

  fluctuations in the market prices for gold and silver;
  fluctuating supplies of gold and silver;
  fluctuating demand for gold and silver; and
  mining activities of others.

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

Capital Equipment and Expenditures

     During the year ended August 31, 2012, our efforts were primarily focused on exploring potential mining opportunities; therefore, no material capital equipment was acquired by us.

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

  economically insufficient mineralized material;

  fluctuations in production costs that may make mining uneconomical;

  labor disputes;

  unanticipated variations in grade and other geologic problems;

  environmental hazards;

  water conditions;

  difficult surface or underground conditions;

  industrial accidents;

  metallurgical and other processing problems;

  mechanical and equipment performance problems;

  failure of pit walls or dams;

  unusual or unexpected rock formations;

  personal injury, fire, flooding, cave-ins, and landslides; and

  decrease in reserves due to a lower gold price.

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

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810
2010	1,421	1,058
2011	1,895	1,319
2012	1,791	1,540

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

     Our common shares are currently traded under the symbol “IROG,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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
Wells
Winnemucca
Elko
Battle Mountain
UTAH
Lovelock
NEVADA
Pyramid Lake
Sparks
Reno
Austin
Eureka
Ely
Carson City
Lake Tahoe
Walker Lake
Hawthorne
Tonopah
Mono Lake
YOSEMITE NATIONAL PARK
Caliente
KINGS CANYON NATIONAL PARK
ARIZONA
Beatty
Indian Springs
Overton
SEQUOIA NATIONAL PARK
Las Vegas
Henderson
Lake Mead
Great Salt Lake
Kern River
San Joaquin River

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

Falcon/Redwood Claims Property
OWYHEE DESERT
Doby George
Cornucopia
Big Springs
Good Hope
Midas
Ivanhoe
Meikle
Gold Quarry
Carlin Trend
Jerritt Canyon District
Rain
Battle Mountain-Eureka Trend
HUMBOLDT
ELKO
WASHOE
PERSHING
CHURCHILL
LANDER
EUREKA
WHITE PINE
LYON
MINERAL
NYE
ESMERALDA
LINCOLN
CLARK
Las Vegas
Falcon / Redwood Claims Property
117°
116°
115°
T42N
T41N
T40N

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

Area of Interest Boundary
R49E
R50E
T41N
T40N
Bluto Claims
(Teck Resources)
Dry Claims
(Teck Resources)
FALCON / REDWOOD
CLAIMS PROPERTY
R49E
R50E
N
Kilometers
0 1 2
Miles
0 0.25 0.5 1
Schedule A
FALCON/REDWOOD CLAIMS PROPERTY
T40-41N, R49-50E
Elko County, Nevada
Figure 4.2
Ironwood
GOLD CORP.

Figure 4.2

History

The Falcon / Redwood Claims Project area is within a historic mining district, where mineralization was first discovered in the 1870’s. The mining district produced silver (32,000 ounces), gold (55 ounces), mercury (26 flasks) and antimony, mainly from the old Falcon mine, and from the Teapot mercury prospect located between the Dry and Bluto claim groups (see Figure 4.2) .. The Falcon mine, which exploited a volcanic hosted vein deposit is a significant part of Ironwood’s Falcon / Redwood claim property.

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

In the nearby Red Cow area, a series of steeply east to west dipping fault zones strike north-south to northeast for an aggregate strike length of at least 3 miles (see Figure 7.2) . These faults, mostly within lithic rhyolite tuffs, contain locally extensive silicified breccias, fine-grained quartz-barite stockworks, and irregular zones of banded quartz to chalcedony veins. These silicified zones vary along strike in width from 3 to greater than 15 feet. Samples indicate that the silicified zones carry minor anomalous gold (50 – 250 ppb) with local samples up to 2.1 ppm Au. Unlike the Falcon area, silver is only weakly anomalous, although As, Hg and Sb are strongly anomalous. Previous shallow drilling has intersected up to 20m averaging 0.5 ppm Au. Most of the anomalous gold is near the bottom of these 500 ft. (150m) holes.

Limited soil and rock sampling has revealed large areas highly anomalous in As, Sb, Hg, Ag, and Au. Wide spread drilling has detected thick intercepts of enriched gold and silver values. Two holes (CC-10 and CC-11) encountered approximately 100 feet of economically significant gold mineralization.

R49E
R50E
T41N
T40N
R49E
R50E
A
A'
Red Cow Area
Teapot Prospect
B
B'
Falcon Mine
EXPLANATION
Quaternary
Alluvium, landslide deposits
Tertiary
Tuffaceous sedimentary rocks
Rhyolite to dacitic tuffs, flows
Andesitic to Latitic flows, tuffs
Tertiary
Granodiorite
Paleozoic
Chert, mudstone, quartzite
Quartz veins, stockwork and silicified breccia
Hg-bearing argillic alteration, rare opalization
Roads
Falcon

Figure 7.2

Generalized Geologic map of the Falcon/Redwood Claims Property

Ironwood GOLD CORP.

Figure 7.2

Silicified Breccia and
Qz veins w/ anomalous
Au - As + Ag - Sb - Hg
Red Cow Structural Zone
CC-11
RC Hole with
20m @ 0.5 g/t Au
at bottom
A
A'
2000m
Meikle -Type
Gold Target
100m
1500m

Sections looking North

Falcon Structural Zone

B
B'
Banded Chalcedony
and Quartz Veins:
0.5 g/t Au
1.0 g/t Au
2000m
Argillic Alteration Halo
Meikle -Type
Gold Targets
100m
1500m

Tertiary
Andesitic to Latitic flows, tuffs

Rhyolitic to dacitic tuffs, flows

Paleozoic
Chert, mudstone, quartzite

Bonanza Vein Targets

Argillic Alteration Halo

Figure 7.3

Ironwood GOLD CORP.

Falcon / Redwood Regional Structure

Elko County, Nevada

Falcon/Redwood Sections and Typical Exploration Targets

modified from Teck Resources, Inc., 2000

Figure 7.3

ITEM 3.      LEGAL PROCEEDINGS.

     On February 16, 2012, Peter E. Walcott & Associates Limited, a British Columbia Incorporated Company (“Walcott”), filed a complaint against the Company in the District Court of the Fourth Judicial District of the State of Nevada. Walcott’s complaint stems from alleged unpaid fees owed under an agreement between Walcott and the Company, whereby Walcott provided geophysical services to the Company between October 25, 2010 and November 15, 2010 on our former Rock Creek Property in Nevada. The Company did not respond to Walcott’s complaint and on November 5, 2012, a default judgment was entered against the Company in the amount of $122,851.26.

     Other than the foregoing, to the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

     Our common stock is currently listed for trading on the OTCQB under the Symbol: “IROG.” The table below lists the high and low closing prices per share of our common stock (pre stock split) in the last two fiscal years, as quoted on the OTCQB.

Fiscal 2012	High	Low
First Quarter	$0.27	$0.10
Second Quarter	$0.24	$0.07
Third Quarter	$0.14	$0.01
Fourth Quarter	$0.09	$0.02

Fiscal 2011	High	Low
First Quarter	$0.18	$0.06
Second Quarter	$0.08	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.03	$0.01

     Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

     At December 18, 2012, there were 8,949,960 shares of common stock (post stock split) issued and outstanding that were held by approximately 39 shareholders of record.

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

Number of securities remaining
available for future issuance
	Number of securities to be issued	Weighted-average exercise price	under equity compensation
	upon exercise of outstanding	of outstanding options, warrants	plans (excluding securities
	options, warrants and rights	and rights	reflected in column (a))(1)

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	312,500	5.76	-
Total	312,500	$5.76	-

(1)

Under the Plan, the maximum number of shares of Company common stock with respect to which awards may be granted under the Plan during a calendar year shall be limited, in the aggregate, to the number of shares of our common stock equal to ten percent of the number of outstanding shares of our common stock.

Recent Sales of Unregistered Shares

     The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended August 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

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

     As noted above, on January 25, 2011, we entered into the Lease with Falcon for the development of a gold-silver mining project known as the Falcon Property located in the northern end of the Carlin Trend gold belt in Nevada. The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option is exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease (the lease is currently in default). The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6000 meter drilling program after receiving Snowden’s favorable assessment.

     We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2012 and in 2013. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $650,000 secured convertible promissory note to Alpha Capital Anstalt. We intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

     Financial instruments. Our financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and amounts due to related parties. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest or credit risks rising from these financial instruments. The fair values of our financial instruments approximate their carrying values, unless otherwise noted.

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

     As of August 31, 2012, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

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

     Long-lived assets. The carrying values of long-lived assets, including the carrying values of mineral property costs, are reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. We recognized impairment losses of $190,000 and $1,250,360 as of August 31, 2012 and August 31, 2011, respectively.

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

     Foreign currency translation. Our functional and reporting currency is in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, as of August 31, 2012, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     Reclassification. Certain prior period amounts have been reclassified to conform with current period presentation.

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

Results of Operations

     The discussion and financial statements contained herein are for our fiscal year ended August 31, 2012 and August 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Comparison of the Fiscal Year Ended August 31, 2012 and August 31, 2011

     During the fiscal years ended August 31, 2012 and 2011, we earned no revenues from operations.

     For the fiscal year ended August 31, 2012, we incurred a net loss of $1,388,437, a decrease of $1,077,691 as compared to a net loss of $2,466,128 for the fiscal year ended August 31, 2011. The decrease in net loss for the period ended August 31, 2012 is primarily attributed to decreases in mineral property impairment losses, derivative liability losses, forgiveness of debt income, coupled with an increase in interest expense. This period also included a $190,000 impairment loss on mineral property.

Period from inception, January 18, 2007 to August 31, 2012

     Since inception, we have an accumulated deficit during the exploration stage of $4,795,772. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

     As of August 31, 2012, we had $Nil in cash and cash equivalents and a working capital deficiency of $632,009, including $632,009 in accounts payable and accrued expenses.

     For the year ended August 31, 2012, we used net cash of $321,877 in operations and used net cash of $10,000 in investing activities. For the year ended August 31, 2012, we had $100,000 in net cash flow provided by financing activities, representing $100,000 from the issuance of a convertible promissory note.

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

Capital Expenditures

     We made capital expenditure investments totalling $10,000 to acquire mineral properties during the fiscal year ending August 31, 2012.

Contractual Obligations

     The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At August 31, 2012	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations(1)	$-	$650,000	$-	$-	$650,000
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

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

     The above table outlines our obligations as of August 31, 2012 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements attached to this Form 10-K for the year ended August 31, 2012 have been examined by our independent accountants, Sadler, Gibb & Associates, L.L.C.

ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

     On October 3, 2012, the Company formally informed Madsen & Associates CPAs, Inc. of their dismissal as the Company’s independent registered public accounting firm. The reports of Madsen & Associates CPAs, Inc. on the Company’s financial statements as of and for the years ended August 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms.

     During the years ended August 31, 2011 and 2010, and through October 3, 2012, there have been no disagreements with Madsen & Associates CPAs, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates CPAs, Inc. would have caused them to make reference thereto in connection with their report on the financial statements for such years.

     The Company has requested that Madsen & Associates CPAs, Inc. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is included with this Form 10-K.

New independent registered public accounting firm

     On October 3, 2012, the Company engaged Sadler, Gibb & Associates, L.L.C. as its new independent registered public accounting firm. During the years ended August 31, 2011 and 2010 and through October 3, 2012, the Company had not consulted with Sadler, Gibb & Associates, L.L.C. regarding any of the following: (i) The application of accounting principles to a specific transaction, either completed or proposed; (ii) The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Sadler, Gibb & Associates, L.L.C. concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iii) Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.      CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b) Management Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of August, 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of August 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

     1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending August 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

     2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

     To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness.

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

PART 111

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The following table sets forth as of November 25, 2012, the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director.

			Term as Director
Name	Age	Position Held	Since

Behzad Shayanfar	34	Chief Executive Officer, Interim Chief Financial Officer, Secretary, Director	2009

Keith P. Brill	34	Director	2011

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

     Our audit committee is currently comprised of Mr. Behzad Shayanfar, our Chief Executive Officer, Interim Chief Financial Officer and Secretary. Mr. Shayanfar can not be considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K during the year ended August 31, 2012. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of securities to file reports of change of ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file (Forms 3, 4 and 5). Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that all reports required by Section 16(a) for transactions in the year ended August 31, 2012, were timely filed, except that Mr. Keith Brill filed a late Form 4 on September 20, 2012, that was due on September 18, 2012.

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

Compensation Summary

     The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended August 31, 2012 and August 31, 2011.

Summary Compensation Table

		Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All	Total
Name and Principal Position	Year	($)	($)	Awards	Awards	Incentive Plan	deferred	Other	($)

				($)	($)(2)	Compensation	compensation	Compen-
						($)	earnings	sation
							($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Behzad Shayanfar	2012	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Chief Executive Officer,	2011	$150,000	$-	$250,000	$-	$-	$-	$-	$400,000
Interim Chief Financial Officer, Secretary(1)

(1) On July 31, 2011, we issued 1,250,000 shares to Behzad Shayanfar, the Company’s current Chief Executive Officer, Interim Chief Financial Officer and a member of the Company’s Board of Directors, as consideration for services provided to the Company. The transaction was valued at $250,000 being the trading price of the Company’s shares on July 31, 2011, $0.20 per share (post stock split) multiplied by the number of shares issued 1,250,000. On September 14, 2012, we issued 2,000,000 shares of the Company’s common stock, par value, $0.001, to Behzad Shayanfar as consideration for services provided to the Company. The transaction was valued at $120,000 being the trading price of the Company’s shares on September 14, 2012, $0.06 per share (post stock split) multiplied by the number of shares issued 2,000,000.

(2) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2012 and August 31, 2011in accordance with ASC Topic 718.

Employment Agreements

     None of our executive officers have employment agreements with us.

Outstanding Equity Awards at Fiscal Year End

Equity
incentive
plan awards:
Number of
		Number of	securities
	Number of	securities	underlying
	securities	underlying	unexercised	Option
	underlying	unexercised	unearned	Exercise	Option
	unexercised options	options	options	Price	Expiration
Name	(#) exercisable	(#) unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

Behzad Shayanfar	50,000	50,000	-	0.31	04/20/2020
Chief Executive
Officer(1)

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)

On April 20, 2010, Mr. Shayanfar was granted an option to purchase 100,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $5.76 per share (post stock split). The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015. As of November 1, 2012, 50,000 option shares had vested.

Compensation of Directors

     We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

     The following table sets forth compensation paid to our non-executive directors for the fiscal year ended August 31, 2012.

	Fees Earned	Stock	Option	Non-Equity	Nonqualified	All
	or Paid	Awards	Awards	Incentive Plan	Deferred	Other	Total
Name	in Cash	($)(1)	($)(1)	Compensation	Compensation	Compensation	($)

	($)			($)	Earnings	($)
($)

Anton S.	$-	$-	$-	$-	$-	$-	$-
Borozdin(2)

Keith P. Brill(6)	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2012 in accordance with ASC Topic 718.

(2)

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

(6)

In connection with his appointment to the Company’s Board of Directors, in September 2011, Mr. Brill was issued 5,000 shares of Company common stock (post stock split) pursuant to that certain Restricted Stock Award Agreement attached as an exhibit to the Company’s Current Report on Form 8-K filed August 31, 2011. On September 14, 2012, we issued 250,000 shares of the Company’s common stock, par value $0.001, to Mr. Brill as consideration for services provided to the Company as a member of the Board of Directors.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table presents certain information regarding the beneficial ownership of all shares of common stock at November 26, 2012 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 8,949,977 shares that were issued and outstanding on November 26, 2012, and ownership by these persons of options or warrants exercisable within 60 days of such date.

		Exercisable
	Common Shares	Options and
Name and Address	Owned	Warrants (1)	Total	Percentage

Behzad Shayanfar (2) 123 West Nye Ln., Ste. 129 Carson City, Nevada, 89706	3,033,514	50,000	3,083,514	34.45%

Keith P. Brill 123 West Nye Ln., Ste. 129 Carson City, Nevada, 89706	255,000	-	255,000	2.85%

Alpha Capital Anstalt (4) Pradafant 7, 9490 Furstentums Vaduz, Lichenstein	220,000	-	220,000	2.46%

Callinan Mines Limited (3) Ste 1100-736 Granville St. Vancouver, BC Canada V6Z 1G3	300,000	300,000	600,000	6.70%

Robert L. Wyllie 231 Teal Way Elko, Nevada 89801	575,000	-	575,000	6.42%

Total Officers, Directors & Affiliates	4,383,514	350,000	4,733,514	52.89%

___
* Less than 1%

(1)	Represents stock options and stock warrants exercisable at November 26, 2012 or within sixty (60) days of November 26, 2012.

(2)

Mr. Shayanfar holds options for 50,000 common shares (post stock split) presently exercisable at $0.31 or exercisable within 60 days hereof. Mr. Shayanfar directly owns 1,067,327 shares of common stock (post stock split). In addition, Mr. Shayanfar is deemed the indirect beneficial owner of 27,928 shares of common stock (post stock split) currently held by his sister, Arezoo Shayanfar, and 5,886 shares of common stock (post stock split) currently held by his brother, Reza Shayanfar. It is deemed that Mr. Shayanfar holds voting and disposition control over such shares along with a pecuniary interest given the nature of the relationships.

(3)	Mike Muzylowski exercises voting and investment control over the shares of warrants to purchase common stock held by Callinan Mines Limited.

(4)

Konrad Ackermann exercises voting and investment control over the shares of common stock and warrants to purchase common stock held by Alpha Capital Anstalt. Alpha Capital Anstalt is the direct owner of 220,000 shares of common stock (post stock split) and a warrant to purchase up to 6,000,000 shares of common stock (post stock split) at an exercise price of $0.08 per share (post stock split) (the “Warrant”). In accordance with the subscription documents entered into by and between Alpha Capital Anstalt and the Company, Alpha Capital Anstalt is contractually stipulated to a 9.99% ownership restriction. As such, the shares of common stock issuable upon exercise of the Warrant have been excluded from the beneficial ownership table above.

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

Director Independence

     During fiscal year 2012, we had one independent director on our board that resigned, Anton S. Borozdin. As such, we currently have one independent director on our Board – Mr. Keith P. Brill. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The following table shows the fees for the audit and other services provided by Madsen & Associates, CPA’s, Inc. to the Company for the fiscal period shown.

	August 31, 2012	August 31, 2011
Audit Fees	$9,050	$26,685
Audit — Related Fees	-	-
Tax Fees		750
All Other Fees	-	-
Total	$9,050	$27,435

     The following table shows the fees for the audit and other services provided by Sadler, Gibb & Associates, L.L.C to the Company for the fiscal period shown.

	August 31, 2012	August 31, 2011
Audit Fees	$19,500	$-
Audit — Related Fees	-	-
Tax Fees		-
All Other Fees	-	-
Total	$19,500	$-

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

     The Company’s Board of Directors serves as the Audit Committee and pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2012. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%

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

10.7	Form of Securities Purchase Agreement with Callinan Mines Limited, dated August 27, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 3, 2010)
10.8	Ironwood Gold Corp. 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)
10.9	Form of Non-Qualified Stock Option Agreement for 2010 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 3, 2010)
10.10	Form of Subscription Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)
10.11	Form of Secured Convertible Note - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)
10.12	Form of Common Stock Purchase Warrant - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)
10.13	Form of Lockup Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)
10.14	Form of Security Agreement - August 2011 Convertible Note Offering (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2011)
10.15	Restricted Stock Award Agreement dated January 24, 2011 with Anton S. Borozdin (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 26, 2011)
10.16	Restricted Stock Award Agreement dated August 31, 2011 with Keith P. Brill (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 31, 2011)
10.17	Lease Agreement with The Falcon Group Claims dated January 25, 2011 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 3, 2011)
10.18	Allonge to Secured Promissory Note, dated April 20, 2012 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 27, 2012)
10.19	Amendment Agreement with Alpha Capital Anstalt, dated April 20, 2012 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 27, 2012)
10.20	Amendment No. 1 to Falcon Mines/Falcon Group Claims Lease Agreement - Joint Venture Option (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 27, 2012)
16.1	Consent of Madsen & Associates, CPA’s, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

______________________________
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

Ironwood Gold Corp.,
a Nevada corporation

Date: December 19, 2012	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer,
Interim Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

Chief Executive Officer, Interim Chief Financial
/s/ Behzad Shayanfar	Officer, Secretary & Director
	(Principal Executive Officer, Principal Financial	December 19, 2012
Behzad Shayanfar	Officer and Principal Accounting Officer)

/s/ Keith P. Brill
Keith P. Brill	Director	December 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ironwood Gold Corp
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Ironwood Gold Corp as of August 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ironwood Gold Corp as of August 31, 2011, were audited by other auditors whose report dated November 23, 2011, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ironwood Gold Corp as of August 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $4,676,274 as of August 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
December 14, 2012

F-i

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

The Company has restated its financial statements as of August 31, 2011, to correct an error related to how it accounted for a convertible promissory note. The Company did not record derivative liabilities related to a conversion option and warrants that had price reset provisions. Footnote 12 shows the related adjustments and corrected balances.

/s/ Madsen & Associates CPA's, Inc.
Murray, Utah
November 23, 2011, except as to footnote 12,
the date for which is December 14, 2012

F-ii

Ironwood Gold Corp
(An Exploration Stage Company)

Audit Report of Independent Accountants
and
Financial Statements

31 August 2012 and 2011

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets

				(Restated)
		As at		As at
		31 August 2012		31 August 2011
	$		$
Assets

Current
Cash and cash equivalents		-		231,877
Prepaid expenses		-		25,000

Total Current Assets		-		256,877

Mineral properties		-		120,000

		-		376,877
Liabilities

Current
Accounts payable and accrued expenses (including accounts payable to related parties of $85,400 and $101,268)		632,009		330,682
Total Current Liabilities		632,009		330,682

Commitments and contingencies		-		-

Long Term
Convertible promissory note, net of discounts
of $409,626 and $375,105, respectively		240,374		174,895
Derivative liability		947,186		497,656

Total Liabilities		1,819,569		1,003,233

Stockholders’ Deficiency
Common stock
Authorized 25,000,000 common shares, par value $0.001 Issued and outstanding 31 August 2012 – 6,699,960 common shares 31 August 2011 – 6,199,960 common shares		6,700		6,200
Capital in excess of par value		2,909,503		2,714,779
Subscriptions received		60,000		60,000
Deficit accumulated during exploration stage		(4,795,772)		(3,407,335)

Total Stockholders’ Deficiency		(1,819,569)		(626,356)

Total Liabilities and Stockholders’ Deficiency		-		376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations

		(Restated)	For the period
	For the year	For the year	from the date of
	ended	ended	inception on 18
	31 August	31 August	January 2007 to
	2012	2011	31 August 2012
	$	$	$

Expenses
Exploration costs	175,166	366,434	938,717
General and administrative	519,939	1,286,632	2,350,661
Impairment loss on mineral property	190,000	1,250,360	1,440,360

Total Operating Expenses	885,105	2,903,426	4,729,738

Other (income) expense
Forgiveness of debt	-	(587,030)	(587,030)
Gain on restructuring of debt	(10,761)	-	(10,761)
(Gain) loss on derivative liability	(660,260)	16,110	(644,150)
Interest expense	1,174,353	133,622	1,307,975
Total other (income) expense	503,332	(437,298)	66,034

Net Loss	1,388,437	2,466,128	4,795,772

Basic and diluted loss per common share	(0.21)	(0.57)
Weighted average number of common shares - Basic and diluted	6,462,255	4,297,486

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows

						For the period
				(Restated)		from the date of
		For the		For the		inception on 18
		year ended		year ended		January 2007 to
		31 August 2012		31 August 2011		31 August 2012
	$		$		$
Cash flows used in operating activities
Net loss for the period		(1,388,437)		(2,466,128)		(4,795,772)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and interest expense		1,086,030		131,362		1,217,392
Stock issued for services		-		330,000		420,020
Vesting of stock options		115,224		244,856		360,080
Impairment loss on mineral property
acquisition costs		190,000		1,250,360		1,440,360
Forgiveness of debt – other income		-		(587,030)		(587,030)
(Gain) loss on derivative liability		(660,260)		16,110		(644,150)
(Gain) on debt restructuring		(10,761)		-		(10,761)
Contributions to capital by related party		20,000		-		68,300
Changes in operating assets and liabilities
Due to related parties		-		-		34,166
Prepaid expenses		25,000		(25,000)		-
Increase in accounts payable and accrued expenses		301,327		282,064		694,130
Net cash flows (used in) operating activities		(321,877)		(823,406)		(1,803,265)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)		(10,000)		(90,785)		(220,785)
Net cash flows (used in) investing activities		(10,000)		(90,785)		(220,785)

Cash flows from financing activities
Payment on note payable for mineral property		-		(5,000)		(5,000)
Advances from Director		-		61,875		61,875
Payments to Director		-		(61,875)		(61,875)
Advances from shareholder		-		-		100,000
Payments to shareholder		-		(100,000)		(100,000)
Proceeds from convertible promissory note		100,000		550,000		650,000
Common shares issued for cash (Note 7)		-		440,000		1,319,050
Subscriptions received		-		60,000		60,000
Net cash flows provided by financing activities		100,000		945,000		2,024,050

Increase (decrease) in cash and cash equivalents		(231,877)		30,809		-
Cash and cash equivalents, beginning of period		231,877		201,068		-
Cash and cash equivalents, end of period		-		231,877		-
Supplemental Disclosures with Respect to Cash Flows (Note 10)

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Stockholders’ (Deficiency) Equity

	Number		Capital		Subscription		Additional		Deficit,		Total
	of shares		stock		received		paid-in		accumulated		stockholders’
	issued						capital		during the		(deficiency)
									exploration		equity
									stage
		$		$		$		$		$
Balance at 18 January 2007 (inception)
Issuance of common shares for cash – 8 August 2007 (Note 9)	5,000,000		5,000		-		(3,000)		-		2,000
Issuance of common shares for cash – 31 August 2007 (Note 9)	1,925,000		1,925		-		36,575		-		38,500
Contributions to capital by related parties – expenses (Notes 6 and 11)	-		-		-		10,150		-		10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007	-		-		-		-		(27,074)		(27,074)
Balance at 31 August 2007	6,925,000		6,925		0		43,725		(27,074)		23,576
Contributions to capital by related parties – expenses (Notes 6 and 11)	-		-		-		17,400		-		17,400
Net loss for the year	-		-		-		-		(52,709)		(52,709)
Balance at 31 August 2008	6,925,000		6,925		0		61,125		(79,783)		(11,733)
Contributions to capital by related parties – expenses (Notes 6 and 11)	-		-		-		17,400		-		17,400
Net loss for the year	-		-		-		-		(30,026)		(30,026)
Balance at 31 August 2009	6,925,000		6,925		0		78,525		(109,809)		(24,359)
Common shares returned to treasury and cancelled 26 October 2010 (Note 9)	(4,500,000)		(4,500)		-		4,500		-		0
Contributions to capital by related parties – expenses (Notes 6 and 11)	-		-		-		3,350		-		3,350
Common shares issued for mineral property 28 October 2009 (Note 9)	853,750		854		-		16,221		-		17,075
Common shares issued for mineral property 30 November 2009 (Note 9)	25,000		25		-		475		-		500
Common shares issued for mineral property 1 December 2009 (Note 9)	500,000		500		-		9,500		-		10,000
Common shares issued for mineral property 7 December 2009 (Note 9)	350,000		350		-		6,650		-		7,000
Issuance of common shares for cash 13 January 2010 (Note 9)	130,710		131		-		653,419		-		653,550
Share issue costs	-		-		-		(15,000)		-		(15,000)

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Stockholders’ (Deficiency) Equity

	Number		Capital		Subscription		Additional		Deficit,		Total
	of shares		stock		received		paid-in		accumulated		stockholders’
	issued						capital		during the		(deficiency)
									exploration		equity
									stage
		$		$		$		$		$
Common shares issued for debt used to acquire mineral property 13 January 2010 (Note 3 and 9)	103,000		103		-		514,897		-		515,000
Stock based compensation	-		-		-		90,020		-		90,020
Common shares cancelled 26 August 2010 (Note 9)	(747,500)		(748)		-		748		-		0
Issuance of common shares for cash 27 August 2010 (Note 9)	200,000		200		-		103,123		-		103,323
Fair value allocated to 200,000 warrants issued in conjunction with common shares 27 August 2010							96,677				96,677
Net loss for the period	-		-		-		-		(831,398)		(831,398)
Balance at 31 August 2010	3,839,960		3,840		0		1,563,105		(941,207)		625,738

Issuance of common shares for cash and warrants – 3 September 2010 (Note 9)	50,000		50		-		25,825		-		25,875
Fair value allocated to 50,000 warrants issued in conjunction with common shares 3 September 2010	-		-		-		24,125		-		24,125
Issuance of common shares for cash and warrants – 28 September 2010 (Note 9)	15,000		15		-		7,733		-		7,748
Fair value allocated to 15,000 warrants issued in conjunction with common shares 28 September 2010	-		-		-		7,252		-		7,252
Issuance of common shares for services –30 September 2010 (Note 9)	5,000		5		-		4,995		-		5,000
Stock options vested for services –30 September 2010 (Note 9)	-		-		-		90,020		-		90,020
Issuance of common shares for cash and warrants – 8 October 2010 (Note 9)	50,000		50		-		25,817		-		25,867
Fair value allocated to 50,000 warrants issued in conjunction with common shares 8 October 2010	-		-		-		24,133		-		24,133
Issuance of common shares for cash and warrants – 13 October 2010 (Note 9)	100,000		100		-		51,669		-		51,769
Fair value allocated to 100,000 warrants issued in conjunction with common shares 13 October 2010	-		-		-		48,231		-		48,231
Issuance of common shares for cash and warrants – 19 October 2010 (Note 9)	100,000		100		-		51,479		-		51,579
Fair value allocated to 100,000 warrants issued in conjunction with common shares 19 October 2010	-		-		-		48,421		-		48,421

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Stockholders’ (Deficiency) Equity

	Number		Capital		Subscription		Additional		Deficit,		Total
	of shares		stock		received		paid-in		accumulated		stockholders’
	issued						capital		during the		(deficiency)
									exploration		equity
									stage
		$		$		$		$		$
Stock options vested for services –31 December 2010 (Note 9)	-		-		-		61,214		-		61,214
Issue common shares for mineral property – 16 March 2011 (Note 9)	75,000		75		-		44,925		-		45,000
Stock options vested for services –31 March 2011 (Note 9)	-		-		-		46,811		-		46,811
Issuance of common shares for cash and warrants –15 June 2011 (Note 9)	125,000		125		-		66,568		-		66,693
Fair value allocated to 125,000 warrants issued in conjunction with common shares 15 June 2011	-		-		-		58,307		-		58,307
Stock options vested for services –30 June 2011 (Note 9)	-		-		-		46,811		-		46,811
Issuance of common shares for services – 18 July 2011 (Note 9)	5,000		5		-		3,995		-		4,000
Issuance of common shares for services – 31 July 2011 (Note 9)	1,250,000		1,250		-		248,750		-		250,000
Issuance of common shares for debt – 5 August 2011 (Note 9)	10,000		10		-		9,247		-		9,257
Issuance of common shares for services – 16 August 2011 (Note 9)	200,000		200		-		39,800		-		40,000
Issuance of common shares in conjunction with a convertible note payable and warrants – 16 August 2011 (Note 9)	220,000		220		-		24,701		-		24,921
Forgiveness of debt by related party recorded as contributed capital	-		-		-		60,000		-		60,000
Issuance of common shares for services – 24 August 2011 (Note 9)	150,000		150		-		29,850		-		30,000
Issuance of common shares for services –31 August, 2011 (Note 9)	5,000		5		-		995		-		1,000
Subscriptions received	-		-		60,000		-		-		60,000
Net loss for the year	-		-		-		-		(2,466,128)		(2,466,128)
Balance at 31 August 2011 (restated)	6,199,960		6,200		60,000		2,714,779		(3,407,335)		(626,356)
Stock options vested for services –30 Sep & 31 Dec 2011 (Note 9)			-		-		115,224		-		115,224
Issuance of common shares per amended Falcon agreement – 22 February 2012 (Note 9)	500,000		500				59,500		-		60,000
Officer salary contributed to capital							20,000				20,000
Net loss for the year									(1,388,437)		(1,388,437)
Balance at 31 August 2012	6,699,960		6,700		60,000		2,909,503		(4,795,772)		(1,819,569)

1.	Nature and Continuance of Operations

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the year ended 31 August 2012, of $1,388,437 (12 months ended 31 August 2011 – $2,466,128, cumulative – $4,795,772) and had working capital deficit of $1,819,569 at 31 May 2012 (31 August 2011 - $746,356).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital, through debt and equity financing, to continue operating and maintaining its business strategy during the fiscal year ending 31 August 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long-lived assets

The carrying values of long-lived assets, including the carrying values of mineral property costs, are reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company recognized impairment losses of $190,000 and $0.00 as of August 31, 2012 and August 31, 2011, respectively.

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

During the year ended 31 August 2012, the Company incurred exploration costs of $98,987 on the Falcon Mine Property. Additionally, as the Company is in default on this agreement and as the Company has other indicators of impairment due to its recurring net losses, the Company determined these capitalized costs were impaired and recorded a related impairment loss of $190,000 in its statement of operations.

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

4.	Forgiveness of debt

During the year ended 31 August 2011 the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030.

5.	Related Party Transactions

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

During the year ended 31 August 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (2011 – Nil, cumulative – $33,000), rent in the amount of $Nil (2011 – Nil, cumulative – $10,200) and for telephone expenses $Nil (2011 - Nil cumulative $5,100) (Notes 6 and 11).

Included in accounts payable at 31 August 2012, is $85,400 due to the Company’s CEO for management fees.

On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011.

During the year ended 31 August 2012, an officer and director of the Company advanced and was paid back $26,000. The Advances bore no interest and had no fixed terms for repayment.

6.	Convertible Promissory Note

On August 16, 2011, the Company borrowed $550,000 in the form of a convertible note payable, with a maturity date of November 16, 2012, and an annual interest rate of 10% (default interest rate of 16%). The note is convertible at the holder’s option at $0,40 per share. The note is secured by all of the assets of the Company. In conjunction with this note payable, the Company issued 1,375,000 warrants to purchase common shares of the Company’s common stock, and issued 220,000 shares of common stock. Accordingly, the Company recorded amounts based on their relative fair values (debt - $351,409; warrants - $173,670; and common stock - $24,921). The fair value of the warrants was determined using the Black-Scholes model and included the following assumptions: risk free rate of 0.95% and annual volatility of 241%. The warrants have an exercise price of $0.60 and have a contractual life of 5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature was $173,670 and $209,729, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants. As of August 31, 2011, the Company had amortized $6,868 of these discounts.

On April 20, 2012, the Company restructured this debt by receiving $100,000 in cash, issuing 4,625,000 additional warrants with an exercise price of $.08, and reducing the conversion price on the debt to $.08. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt restructure of $10,761. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $338,050 and $311,950. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants). As of August 31, 2012, the Company had amortized $240,374 of these discounts.

Total interest expense accrued on this note totaled $2,260 and $58,795 at August 31, 2011 and 2012, respectively. As of November 16, 2012, the Company is in default on this loan agreement due to lack of payment.

7.	Derivative Liability

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $550,000 on August 16, 2011 This note is convertible at the holder’s option at $.40 per share. Additionally, the Company issued 1,375,000 warrants to purchase shares of the Company’s common stock at an exercise price of $.60, expiring 5 years from the date of issuance.

The conversion price of the debt and the exercise price of the warrants are subject to a “reset” provision in the event the Company subsequently issues common stock at a price lower than the effective conversion price of the conversion option or warrant exercise price. If these provisions are triggered, the conversion price of the debt and exercise price of the warrants will be reduced. As a result, the conversion option and warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The fair values of the conversion option of the debt and warrants, at August 31, 2011, were $209,729 and $271,817, respectively, and have been recognized as derivative liabilities on the dates of issuance with all future changes in the fair value of these derivatives being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted or the warrants are exercised or expire.

Due to the debt restructure on April 20, 2012, the Company recorded gains on these derivative liabilities in the amount of $104,410 and $136,225 for the conversion option and warrants, respectively. Also, new derivative liabilities were recorded in the amounts of $766,995 and $599,816 for the conversion option and warrants, respectively.

Due to its requirement to remeasure the derivative liabilities, the Company recorded a gain on derivative liability of $660,260 and a loss on derivative liability of $16,110 at August 31, 2012 and 2011, respectively.

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

On August 16, 2011 the Company issued 220,000 shares under a secured promissory note agreement (Note 8). The transaction was valued at $24,921 being the fair value allocation of the Company’s shares on August 16, 2011, based on cash proceeds on the related convertible note signed in connection with the share issuance.

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 31 August 2012, 100,000 options were outstanding of which 45,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 31 August 2012 was $-0-

Stock-based compensation expense

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

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal years 2011 and 2012).

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

Warrants

As at 31 August 2012 and 2011, the following share purchase warrants were outstanding and exercisable:

	Exercise
Expiry Date	Price	31-Aug-12	31-Aug-11
27-Aug-12	$1.40	0	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	0	1,375,000
16-Aug-16	$0.08	6,000,000	0
		6,440,000	2,015,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31-Aug-12		31-Aug-11
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,015,000	$0.85	200,000	$1.40
Issued	6,000,000	$0.08	1,815,000	$0.80
Exercised	-	-	-	-
Extinguished	(1,375,000)	$0.60
Expired	(200,000)	$1.40	-	-
Outstanding at end of period	-	-	-	-
	6,440,000	$0.17	2,015,000	$0.85

9.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $2,263,770 (deficit accumulated during the exploration stage of $4,795,772, less cumulative expense related to: contributed services $68,300, the vesting of incentive stock options of $450,100; impairment losses of $1,440,360; debt discount amortization and interest expense of $1,174,353; and change in derivative liability of ($644,150)). The related deferred tax asset of approximately $770,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	18 January	For the year	For the year
	2007 to 31	ended 31	ended 31
	August 2012	August 2012	August 2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

On February 22, 2012 the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $60,000 being the trading price of the Company’s shares on February 22, 2012 ($0.12 per share) multiplied by the number of shares issued 500,000.

Since the Company’s inception, related parties have contributed $48,300 to capital in the form of management fees, rent, and telephone expenses.

During the year ended 31 August 2011, the Company issued stock for cash and warrants. The relative fair value allocated to the 1,815,000 warrants and recorded to additional paid in capital, was $233,896.

During the year ended 31 August 2012, the Company issued 6,000,000 warrants in conjunction with debt. The relative fair value allocated to the 6,000,000 warrants, and recorded to additional paid in capital, was $309,104.

11.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements (Note 3).

12.	Restatement

The Company has restated its previously issued August 31, 2011 financial statements for matters related to the following items:

On 16 August 2011, the Company received $550,000 from an investor for a convertible promissory note (conversion price of $.40, with a price reset feature if the Company issues stock below this conversion price), 1,375,000 warrants to purchase shares of the Company’s common stock (exercise price of $0.60, expiring 5 years from the date of issuance, containing a price reset feature if the Company issues stock below the exercise price), and 220,000 shares of the Company’s common stock.

The Company originally recorded amounts based on the relative fair values assigned to the debt, common stock, and warrants. This created a discount on debt of $62,432, which was going to be amortized over the life of the debt.

The Company has determined that the conversion feature and warrants were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model and has corrected the related debt discounts and amortization. See the adjustments to each financial statement line item below.

Balance Sheet
	August 31, 2011
	Previously Reported	Adjustments		As Restated
Assets

Current assets:
Cash and cash equivalents	$231,877	-		$231,877
Prepaid expenses	25,000	-		25,000
Total Current Assets	256,877	-		256,877
Mineral properties	120,000	-		120,000

Total Assets	$376,877			$376,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$328,650 $	2,032		$330,682
Total Current Liabilities	328,650			330,682

Convertible promissory note, net of discount	489,635	(314,740)		174,895
Derivate Liability	-	497,656		497,656

Total Liabilities	818,285	182,916		1,003,233

Stockholders’ equity:
500,000,000 shares authorized, $0.001 par values; 6,199,960 and 3,839,960 shares issued and outstanding at August 31, 2012 and 2011, respectively	6,200	-		6,200
Additional-paid-in capital	2,714,779	22,489		1,913,321
Subscriptions received	60,000	-		60,000
Deficit accumulated during exploration stage	(3,407,335)	(207,437)		(1,639,347)
Total Stockholders' Equity	(441,408)	(184,948)		316,868
Total Liabilities and Stockholders' Equity	$376,877 $	(2,032	) $	2,423,234

Statement of Operations
	Year Ended August 31, 2011
	Previously
	Reported	Adjustments	As Restated

Operating Expenses:
Explorations costs	366,434		366,434
General and Administrative	1,286,232	(400)	1,286,632
Impairment loss on mineral property	1,250,360		1,250,360
Total Operating Expenses	2,903,026	(400)	2,903,426

Other Income and
(Expenses):
Gain on forgiveness of debt	(647,030)	60,000	(587,030)
Interest expense	2,695	130,927	130,622
Loss on derivative liability	-	16,110	16,110
Total other income (expense)	(644,335)	(207,037)	(423,214)

NET LOSS	(2,258,691)	(207,437)	(2,480,212)

NET LOSS PER COMMON SHARE
Basic and diluted	(0.53)	(0.04)	(0.57)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	4,297,486		4,297,486

Statement of Cash Flows
	Year Ended August 31, 2011
	Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(2,258,691)	$(207,437)	$(2,466,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount and interest expense	2,067	129,295	131,362
Loss on derivative liability	-	16,110	16,110
Stock issued for services	330,000	-	330,000
Vesting of stock options	244,856	-	244,856
Impairment loss on mineral property costs	1,250,360	-	1,250,360
Forgiveness of debt	(647,030)	60,000	(587,030)

Changes in operating assets and liabilities:
Increase in prepaid expenses	(25,000)	-	(25,000)
Increase in accounts payable and accrued expenses	280,032	2,032	282,064
Net cash used in operating activities	(823,406)	221,521	(823,406)

Cash flows used in investing activities:
Acquisition of mineral property interest	(90,785)	-	(90,785)
Net cash used in investing activities	(90,785)	-	(90,785)

Cash flows from financing activities:
Payment on note payable for mineral property	(5,000)	-	(5,000)
Advances from Director	61,875	-	61,875
Payments to Director	(61,875)	-	(61,875)
Payments to shareholder	(100,000)	-	(100,000)
Proceeds from convertible promissory note	550,000	-	550,000
Common shares issued for cash	440,000	-	440,000
Subscriptions received	60,000	-	60,000
Net cash provided from financing activities	945,000		945,000

Net decrease in cash and cash equivalents	30,809	-	30,809
Cash and cash equivalents at the beginning of period	201,068		201,068
Cash and cash equivalents at the end of period	231,877		231,877

13.	Legal Proceedings

On February 16, 2012, Peter E. Walcott & Associates Limited, a British Columbia Incorporated Company (“Walcott”), filed a complaint against the Company in the District Court of the Fourth Judicial District of the State of Nevada. Walcott’s complaint stems from alleged unpaid fees owed under an agreement between Walcott and the Company, whereby Walcott provided geophysical services to the Company between October 25, 2010 and November 15, 2010 on our former Rock Creek Property in Nevada. The Company did not respond to Walcott’s complaint and on November 5, 2012, a default judgment was entered against the Company in the amount of $122,851. This amount is recorded in accounts payable and accrued expenses.

14.	Subsequent Events

On September 14, 2012, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with Behzad Shayanfar, in connection with his services as CEO, CFO and director of the Company, and Keith P. Brill, in connection with his services as a director of the Company. Pursuant to the Agreement, Mr. Shayanfar will receive two million (2,000,000) shares of Company common stock and Mr. Brill will receive two hundred and fifty thousand (250,000) shares of Company common stock. The transaction was valued at $135,000 being the trading price of the Company’s shares on September 14, 2012, $0.06 per share (post share split), multiplied by the number of shares to be issued, 2,250,000 shares.

On September 10, 2012, the Company entered into a convertible promissory note agreement for $56,000, with an annual interest rate of 8%, and a maturity date of June 12, 2013. The note provides that the third party can convert this note, after 180 days, into common shares of the company at 55% of the market price of the company’s common stock, based on the lowest 2 trading prices during the 20 trading day period ending on the last complete trading day prior to the conversion date.