Form 10-Q
period 2012-11-30
Ironwood Gold Corp.
filed 2013-01-22
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53267

IRONWOOD GOLD CORP.
(Name of registrant as specified in its charter)

Nevada	74-3207792
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

123 West Nye Ln., Ste. 129
Carson City, Nevada	89706
(Address of Principal Executive Offices)	(Zip Code)

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
YES[x]     NO[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES[x]     NO[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]Large accelerated filer	[ ]Accelerated filer	[ ]Non-accelerated filer (Do not check if smaller reporting company)	[x]Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES[  ]     NO[x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2013
Common stock, $0.001 par value	8,949,960

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012	3
Statements of Operations for the three month periods ended November 30, 2012 and November 30, 2011 and for the period from January 18, 2007 (inception) to November 30, 2012 (Unaudited)	4
Statements of Cash Flows for the three month periods ended November 30, 2012 and November 30, 2011 and for the period from January 18, 2007 (inception) to November 30, 2012 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	32
Signature Page	33
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 20, 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp.
(An Exploration Stage Company)
Balance Sheets

	30 November 2012
	(Unaudited)	31 August 2012
	$	$
Assets

Current
Cash and cash equivalents	821	-
Prepaid expenses	-	-

Total Current Assets	821	-

Mineral properties	-	-

	821	-
Liabilities

Current
Accounts payable and accrued expenses (including accounts payable to related parties of $100,400 and $105,268)	678,702	632,009
Convertible promissory note, net of discounts of $335,041	399,959	-
Derivative liability	1,099,339	-
Total Current Liabilities	2,178,000	632,009
Long Term
Convertible promissory note, net of discounts of $409,626	-	240,374
Derivative liability	-	947,186

Total Liabilities	2,178,000	1,819,569

Stockholders’ Deficiency
Common stock
Authorized 25,000,000 common shares, par value $0.001 Issued and outstanding 30 November 2012 – 8,949,960 common shares 31 August 2011 – 6,199,960 common shares	8,950	6,700
Capital in excess of par value	3,071,059	2,909,503
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(5,317,188)	(4,795,772)

Total Stockholders’ Deficiency	(2,177,179)	(1,819,569)

Total Liabilities and Stockholders’ Deficiency	821	-

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

		(Restated)	For the period
	For three	For three	from the date of
	months ended	months ended	inception on 18
	30 November	30 November	January 2007 to 30
	2012	2011	November 2012
	$	$	$

Expenses
Exploration costs	-	82,650	938,717
General and administrative	275,409	202,374	2,626,071
Impairment loss on mineral property	-	-	1,440,360

Total Operating Expenses	275,409	285,024	5,005,148

Other (income) expense
Forgiveness of debt	-	-	(587,030)
Gain on restructuring of debt	-	-	(10,761)
(Gain)/Loss on derivative liability	(25,278)	39,127	(669,427)
Interest expense	271,285	64,033	1,579,258
Total other (income)/expense	246,007	103,160	312,040

Net Loss	(521,416)	(388,184)	(5,317,188)

Basic and diluted loss per common share	(0.06)	(0.06)

Weighted average number of common shares - Basic and diluted	8,603,806	6,199,960

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period from
		(Restated)	the date of inception
	For three months	For three months	on 18 January 2007
	ended	ended	to 30 November
	30 November 2012	30 November 2011	2012
	$	$	$
Cash flows used in operating activities
Net loss for the period	(521,416)	(388,184)	(5,317,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	252,015	50,321	1,451,704
Stock issued for services	135,000	-	465,000
Vesting of stock options	28,806	28,806	478,906
Impairment loss on mineral property acquisition costs	-	-	1,440,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	(25,278)	39,127	(669,427)
(Gain) on debt restructuring	-	-	(10,761)
Contributions to capital by related party	-	20,000	68,300
Changes in operating assets and liabilities
Due to related parties	-	-	34,166
Prepaid expenses	-	25,000	-
Increase in accounts payable and accrued expenses	46,694	30,043	758,526
Net cash flows (used in) operating activities	(84,179)	(194,887)	(1,887,444)

Cash flows used in investing activities
Acquisition of mineral property interest	-	-	(220,785)
Net cash flows (used in) investing activities	-	-	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	85,000	-	735,000
Common shares issued for cash	-	-	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	85,000	-	2,109,050

Increase (decrease) in cash and cash equivalents	821	(194,887)	821
Cash and cash equivalents, beginning of period	-	231,877	-
Cash and cash equivalents, end of period	821	36,990	821
Supplemental Disclosures with Respect to Cash Flows
(Note 9)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

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

The interim financial statements for the three months ended November 30, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2012 filed with the SEC.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the three months ended 30 November 2012, of $521,416 (three months ended 30 November 2011 – net loss of $388,184, cumulative – net loss of $5,317,188) and had working capital deficit of $2,177,179 at 30 November 2012 (31 August 2012 - $632,009).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital, through debt and equity financing, to continue operating and maintaining its business strategy during the fiscal year ending 31 August 2013. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
30 November 2012

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
30 November 2012

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
30 November 2012

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

3.	Related Party Transactions

During the three months ended November 30, 2012, the Company accrued management fees to its CEO of $30,000 and paid $15,000 in management fees owed. Included in accounts payable at 30 November 2012, is $100,400 due to the Company’s CEO for management fees.

4.	Convertible Promissory Note

On August 16, 2011, the Company borrowed $550,000 in the form of a convertible note payable, with a maturity date of November 16, 2012, and an annual interest rate of 10% (default interest rate of 16%). The note is convertible at the holder’s option at $0,40 per share. The note is secured by all of the assets of the Company. In conjunction with this note payable, the Company issued 1,375,000 warrants to purchase common shares of the Company’s common stock, and issued 220,000 shares of common stock. Accordingly, the Company recorded amounts based on their relative fair values (debt - $351,409; warrants -$173,670; and common stock - $24,921). The fair value of the warrants was determined using the Black-Scholes model and included the following assumptions: risk free rate of 0.95% and annual volatility of 241%. The warrants have an exercise price of $0.60 and have a contractual life of 5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature was $173,670 and $209,729, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants. As of August 31, 2011, the Company had amortized $6,868 of these discounts.

On April 20, 2012, the Company restructured this debt by receiving $100,000 in cash, issuing 4,625,000 additional warrants with an exercise price of $.08, and reducing the conversion price on the debt to $.08. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt restructure of $10,761. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $338,050 and $311,950. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants). As of 31 August 2012, the Company had amortized $240,274 of these discounts and accrued interest expense on this note totaled $61,054.

As of November 16, 2012, the Company was in default on this loan agreement due to lack of payment and had accrued interest expense on this note totaling $74,766. Since default, the Company has accrued additional interest of $3,989 through 30 November 2012 and the full amount of the debt discount related to the beneficial conversion feature of $338,050, has been amortized to interest expense.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

On 10 September 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of 12 June 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company.

On 19 November 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of 21 August 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company.

As a result of these two new convertible notes, the Company recorded new discounts for the beneficial conversion feature of $85,000. These discounts will be amortized to interest expense over the life of the debt. As of 30 November 2012, the Company had amortized $17,655 of these discounts and accrued interest expense on these notes totaled $1,083.

5.	Derivative Liability

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Due to its requirement to re-measure the derivative liabilities, the Company recorded a gain on derivative liability of $660,260 and a loss on derivative liability of $16,110 at August 31, 2012 and 2011, respectively.

During the three months ending 30 November 2012 the Company recorded a related gain on the derivative liability of $140,096 (30 November 2011 – loss of $39,127)

The Company borrowed $56,000 on 10 September 2012 and $29,000 on 19 November 2012. These notes are convertible at the holder’s option based on the conditions and pricing formula detailed in Note 6.

The conversion price of the debt is subject to a “reset” provision in the event the Company subsequently issues common stock at a price lower than the effective conversion price of the conversion option. If this provision is triggered, the conversion price of the debt will be reduced. As a result, the conversion option is not considered to be solely indexed to the Company’s own stock and is not afforded equity treatment.

The fair value of the conversion option of the debt at 30 November 2012, was $292,248 and was recognized as a derivative liability on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted. During the three months ended 30 November 2012, the Company recorded a related loss on their derivative liability of $114,818.

6.	Capital Stock

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
30 November 2012

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
30 November 2012

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

On September 14, 2012, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with a Company officer and a Company director. Pursuant to the Agreement, the officer will receive two million (2,000,000) shares of Company common stock and the director will receive two hundred and fifty thousand (250,000) shares of Company common stock. The transaction was valued at $135,000 being the trading price of the Company’s shares on September 14, 2012, $0.06 per share (post share split), multiplied by the number of shares to be issued, 2,250,000 shares.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 31 August 2012, 100,000 options were outstanding of which 45,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 30 November 2012 was $Nil.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015. The fair value of stock options vested at 31 August 2011, was $172,800 ($5.76 each), as estimated at the date of grant using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal years 2011 and 2012 and three months ended 30 November 2012).

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Expected annual dividend rate	0.00%
Weighted average exercise price	$6.20
Risk-free interest rate	3.25%
Average expected life (years)	10
Expected volatility of common stock	98.43%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.76

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants. Total stock based compensation for the three months ended November 30, 2012 and 2011 was $28,806 for each period.

Warrants

As at 30 November 2012 and 31 August 2012, the following share purchase warrants were outstanding and exercisable:

	Exercise
Expiry Date	Price	30-Nov-12	31-Aug-12
27-Aug-12	$1.40	-	-
3-Sep-12	$1.40	-	50,000
28-Sep-12	$1.40	-	15,000
8-Oct-12	$1.40	-	50,000
13-Oct-12	$1.40	-	100,000
24-Nov-12	$1.40	-	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	-	-
16-Aug-16	$0.08	6,000,000	6,000,000
		6,125,000	6,440,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	30-Nov-12		31-Aug-12
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	6,440,000	$0.17	2,015,000	$0.85
Issued	-	-	6,000,000	$0.08
Exercised	-	-	-	-
Extinguished	-	-	(1,375,000)	$0.60
Expired	(315,000)	$1.40	(200,000)	$1.40
Outstanding at end of period	-	-	-	-
	6,125,000	$0.11	6,440,000	$0.17

7.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
		of inception on				For the three
		18 January		For the three		month period
		2007 to 30		month ended		ended 30
		November		30 November		November
		2012		2012		2011
	$		$		$

Cash paid during the period for interest		-		-		-
Cash paid during the period for income taxes		-		-		-

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Supplemental disclosures of noncash investing and financing activities:

On February 22, 2012 the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $60,000 being the trading price of the Company’s shares on February 22, 2012 ($0.12 per share) multiplied by the number of shares issued 500,000.

Since the Company’s inception, related parties have contributed $48,300 to capital in the form of management fees, rent, and telephone expenses.

8.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements (Note 3).

9.	Restatement

The Company has restated its previously issued November 30, 2011 financial statements for matters related to the following items:

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
30 November 2012

The Company has determined that the conversion feature and warrants were derivatives requiring bifurcation. Accordingly, the Company has calculated the value of the related derivative liabilities using the Black-Scholes model and has corrected the related debt discounts and amortization. See the adjustments to each financial statement line item below.

Condensed Balance Sheet

	November 30, 2011
	Previously Reported	Adjustments	As Restated
Assets

Current assets:
Cash and cash equivalents	$36,990	-	$36,990
Total Current Assets	36,990	-	36,990
Mineral properties	120,000	-	120,000

Total Assets	$156,990		$156,990

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$346,347	$14,378	$360,725
Convertible promissory note, net of discount	502,039	(276,823)	225,216
Derivative liability	-	261,837	261,837
Total Current Liabilities	848,386	(608)	847,778
Long Term liabilities:
Derivative liability	-	274,946	274,946

Total Liabilities	848,386	274,338	1,122,724

Stockholders’ equity:
500,000,000 shares authorized, $0.001 par values;
6,199,960 shares issued and outstanding at November 30 2011	6,200	-	6,200
Additional-paid-in capital	2,721,096	22,489	2,743,585
Subscriptions received	60,000	-	60,000
Deficit accumulated during exploration stage	(3,478,692)	(296,827)	(3,775,519)
Total Stockholders' Equity	(691,396)	(274,338)	(965,734)

Total Liabilities and Stockholders' Equity	$156,990	$-	$156,990

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Condensed Statement of Operations

	Three Months Ended November 30, 2011
	Previously
	Reported	Adjustments	As Restated
Operating Expenses:
Exploration costs	82,650	-	82,650
General and Administrative	182,374	20,000	202,374
Total Operating Expenses	265,024	-	285,024
Other (Income) and Expense:
Interest expense	13,770	50,264	64,033
Loss on derivative liability	-	39,126	39,127
Total other (income) expense	13,770	89,390	103,160
NET LOSS	278,794	89,390	388,184
NET LOSS PER COMMON SHARE
Basic and diluted	(0.04)		(0.06)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	6,199,960		6,199,960

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
30 November 2012

Condensed Statement of Cash Flows

	Three Months Ended November 30, 2011
	Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(278,794)	$(89,390)	$(386,184)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of discount and interest expense	12,404	37,917	50,321
Loss on derivative liability	-	39,127	39,127
Vesting of stock options	28,806	-	28,806
Contributions to capital by related party	-	20,000	20,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	25,000	-	25,000
Increase in accounts payable and accrued expenses	17,697	12,346	30,043
Net cash used in operating activities	(194,887)	-	(194,887)

Cash flows used in investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:	-	-	-
Net cash used in financing activities	-	-	-

Net decrease in cash and cash equivalents	(194,887)	-	(194,887)
Cash and cash equivalents at the beginning of period	231,877		231,877
Cash and cash equivalents at the end of period	36,990		36,990

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

     On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of November 30, 2012, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1.

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

     We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2013. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt in August 2011, and convertible notes in the amount $56,000 and $29,000 in September and November, 2012, respectively.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2012. As of, and for the three months ended November 30, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

     The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 20, 2012.

Comparison of three month periods ended November 30, 2012 and November 30, 2011

     During the three month periods ended November 30, 2012 and November 30, 2011, we earned no revenues.

     For the three month periods ended November 30, 2012 and November 30, 2011, we incurred a net loss of $521,416 and $388,184, respectively. This increase for the three month period ended November 30, 2012 is primarily attributed to an increase in interest expense.

Period from inception, January 18, 2007 to November 30, 2012

     Since inception, we have an accumulated deficit during the exploration stage of $5,317,188. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

     As of November 30, 2012, we had $821 in cash and cash equivalents and a working capital deficiency of $2,177,179, including $678,702 in accounts payable and accrued expenses.

     For the three months ended November 30, 2012, we used net cash of $84,179 in operations and used net cash of $Nil in investing activities. For the three months ended November 30, 2012, we had $85,000 in net cash flow provided by financing activities, representing $85,000 from the issuance of a convertible promissory note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of November 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

              None.

Item 1A. Risk Factors.

               Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Mine Safety Disclosures.

              Not applicable.

Item 5. Other Information.

              Convertible Notes

     On September 10, 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of June 12, 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company.

     On November 19, 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of June 12, 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company.

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

_________________
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

IRONWOOD GOLD CORP.
(Registrant)

Date: January 21, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief
Financial Officer
(Principal Executive Officer, Principal Financial Officer &
Principal Accounting Officer)