Form 10-Q/A
period 2012-02-29
Ironwood Gold Corp.
filed 2013-03-04
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [ x ] NO [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ x ] NO [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ x ] Smaller reporting company
(Do not check if smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [    ]  NO [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common stock, $.001 par value	6,699,977

EXPLANATORY NOTE

Ironwood Gold Corp., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on April 27, 2012 (the “Original Form 10-Q”) to incorporate certain restated financial information. As previously disclosed in the Company’s Current Report on Form 8-K filed on January 22, 2013, the Company’s Board of Directors concluded that the financial statements in the Original Form 10-Q should not be relied on due to certain errors. The Company has included the necessary restated financial information in Note 14 to the financial statements contained in this Form 10-Q/A. Except for the restated financial information, all other information in this Form 10-Q/A has not been updated to reflect events that occurred after April 27, 2012, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

IRONWOOD GOLD CORP.
FORM 10-Q/A

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	1
Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011 (Audited)	2
Statements of Operations for the three and six month periods ended February 29, 2012 and February 28, 2011 and for the period from January 18, 2007 (inception) to February 29, 2012 (Unaudited)	3
Statements of Cash Flows for the six month periods ended February 29, 2012 and February 28, 2011 and for the period from January 18, 2007 (inception) to February 29, 2012 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II—OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signature Page	28
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at	As at
	29 February 2012	31 August 2011
	(Restated)	(Restated)
	$	$
Assets

Current
Cash and cash equivalents	12,042	231,877
Prepaid expenses	-	25,000

Total Current Assets	12,042	256,877

Mineral properties (Note 2 and 3)	185,000	120,000

	197,042	376,877
Liabilities

Current
Accounts payable and accrued expenses (Note 5)	465,726	330,682
Shareholder advance (Note 6)	26,000	-
Convertible promissory note, net of discount of $274,463 at 29 February 2012 (Note 7)	275,537	-
Derivative liability (Note 8)	239,218	-
Total Current Liabilities	1,006,481	330,682

Long Term
Convertible promissory note, net of discount of $375,105 at 31 August, 2011 (Note 7)	-	174,895
Derivative liability (Note 8)	-	497,656

Total Liabilities	1,006,481	1,003,233

Stockholders’ Deficiency
Common stock (Note 9 )
Authorized 25,000,000 common shares, par value $0.001
Issued and outstanding 29 February 2012 – 6,699,977 common shares 31 August 2011 – 6,199,977 common shares	6,700	6,200
Capital in excess of par value	2,851,891	2,714,779
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(3,728,030)	(3,407,335)

Total Stockholders’ Deficiency	(809,439)	(626,356)

Total Liabilities and Stockholders’ Deficiency	197,042	376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period
	For the three	For the three	For the six	For the six	from the date
	months	months	months	months	of inception on
	ended	ended	ended	ended	18 January
	29 February	28 February	29 February	28 February	2007 to 29
	2012	2011	2012	2011	February 2012
			$	$

Expenses
Exploration	16,337	9,259	98,987	367,392	862,539
General and administrative	149,706	167,412	352,080	404,537	2,182,802
Impairment loss on mineral property	-	633,360	-	1,250,360	1,250,360

Total Operating Expenses	166,043	810,031	451,067	2,022,289	4,295,701

Other (income) expense
Forgiveness of debt	-	(587,030)	-	(587,030)	(587,030)
Interest expense	64,033	-	128,066	-	261,687
Loss on derivative liability	(297,565)	-	(258,438)	-	(242,328)
Total other (income) expense	(233,532)	(587,030)	(130,372)	(587,030)	(567,671)

Net (Loss)	67,489	(223,001)	(320,695)	(1,435,259)	(3,728,030)

Basic and diluted (loss) per common share	0.01	(0.05)	(0.05)	(0.35)
Weighted average number of common shares - Basic and diluted	6,238,439	4,159,960	6,219,208	4,096,424

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	For the period
	six month period	six month period	from the date of
	ended 29	ended 28	inception on 18
	February	February	January 2007 to
	2012	2011	29 February 2012
	$	$	$
Cash flows used in operating activities
Net (loss) for the period	(320,695)	(1,435,259)	(3,728,030)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	100,642	-	232,004
Stock issued for services	-	160,234	420,020
Vesting of stock options	57,612	-	302,468
Impairment loss on mineral property acquisition costs	-	1,250,360	1,250,360
Forgiveness of debt – other income	-	(587,030)	(587,030)
(Gain) Loss on derivative liability	(258,438)	-	(242,328)
Contributions to capital by related party – expenses (Notes 7 and 10)	20,000	-	68,300
Changes in operating assets and liabilities
Shareholder advance (Note 6)	26,000	-	60,166
Prepaid expenses	25,000	-	-
Increase in accounts payable and accrued liabilities	135,044	102,404	527,847
Net cash flows (used in) operating activities	(214,835)	(509,291)	(1,696,223)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(65,000)	(35,892)	(275,785)
Net cash flows (used in) investing activities	(65,000)	(35,892)	(275,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Demand loan	-	(100,000)	-
Convertible promissory note	-	-	550,000
Common shares issued for cash (Note 7)	60,000	315,000	1,379,050
Subscriptions received	-	130,000	60,000
Net cash flows provided by financing activities	60,000	345,000	1,984,050

Increase (decrease) in cash and cash equivalents	(219,835)	(200,183)	12,042
Cash and cash equivalents, beginning of period	231,877	201,068	-
Cash and cash equivalents, end of period	12,042	885	12,042
Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
29 February 2012

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007, with the authorized common stock of 25,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties. On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly- owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

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

Going Concern

These financial statements as at 29 February 2012 and for the six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the six months ended 29 February 2012, of $320,695 (12 months ended 31 August 2011 – $2,466,128, cumulative – $3,728,030) and had working capital deficit of $809,439 at 29 February 2012 (31 August 2011 – $73,805).

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

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada. The Company had issued 25,000 shares of our common stock and a cash sum of $65,000 was payable in consideration for the assignment of the rights (Note 9) . On August 26, 2010, KML agreed to the cancellation of 747,500 shares (Note 9), including these 25,000 shares.

The Company had commenced the work program planned for the Cobalt properties, based on the recommended exploration program identified in the 43-101 compliant technical report on the properti es, and to date had made exploration expenditures of approximately $617,575 on the property. After analyzing the drilling results the Company performed an impairment analysis and determined that the related acquisition cost for the Cobalt Canyon Gold Project was impaired. Therefore, an impairment loss of $617,575 representing the Company’s total investment in the Cobalt Canyon Gold Project property was recorded on 28 February 2011.

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

During the year ended 31 August 2011 the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030. On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011 (this was recorded as management contributions to capital in the 31 August 2011 financial statements) .

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

As of 31 May 2012, the Company had amortized $274,463 of these discounts and accrued interest expense on this note totaled $109,004. As of February 29, 2012 the Company had amortized $109,004 in debt discounts on this note.

8.	Derivative Liability

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

Due to its requirement to re-measure the derivative liabilities, the Company recorded a gain on derivative liability for the six months ended February 29, 2012 of $258,438 and a loss on derivative liability of $16,110 at August 31, 2011.

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

On 30 November 2009, 2 5,000 common shares of the Company, valued at $500, were issued as partial settlement of a purchase agreement to acquire certain rights in 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. On August 26, 2010, KML agreed to the cancellation of these 25,000 shares (Note 3) ..

On 1 December 2009 the Company entered into the Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Haystack Property and issued an aggregate of 500,000 shares of our common stock valued at $10,000. On August 26, 2010, KML agreed to the cancellation of 425,000 of these shares (Note 3) .

On 7 December 2009 the Company entered into the Rock Creek Assignment Agreement with KML whereby the Company has the option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Rock Creek property and issued an aggregate of 350,000 shares of our common stock valued at $7,000. On August 26, 2010, KML agreed to the cancellation of 297,500 of these shares (Note 3) .

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

On August 26, 2010, Kingsmere Mining Ltd. agreed to the cancellation of 747,500 shares of the Company’s common stock. The Shares were issued to Kingsmere pursuant to the following agreements: 20,000 shares of Common Stock pursuant to the Purchase Agreement, dated November 30, 2009, by and between Kingsmere and the Company; 425,000 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 1, 2009, by and between Kingsmere and the Company; and 297,500 shares of Common Stock issued to Kingsmere pursuant to the Assignment Agreement, dated December 7, 2009, by and between Kingsmere and the Company. Except for the cancellation of the Shares noted above, the agreements are still in full force and effect ..

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

On August 16, 2011 the Company issued 220,000 shares under a secured promissory note agreement (Note 9). The transaction was valued at $44,000 being the trading price of the Company’s shares on August 16, 2011, $0.20 per share (post share split) multiplied by the number of shares issued 220,000.

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

Effective 28 October 2011, the Company completed a 20 to 1 reverse stock split. The authorized share capital changed to 25,000,000 common shares with the same par value of $0.001 (post share split). Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split and the 50 to 1 forward stock split effective 27 October 2009, described above (“post splits”) on a retroactive basis (Note 9).

On February 22, 2012, the Company issued 500,000 common shares under an Amendment to the Falcon agreement (Note 3). The transaction was valued at $68,000 being the trading price of the Company’s shares on February 22, 2012, $0.136 per share, multiplied by the number of shares issued 500,000.

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

Warrants

As at February 29, 2012, and August 31, 2011, the following share purchase warrants were outstanding and exercisable:

Expiry	Exercise		31-Aug-
Date	Price	29-Feb-12	11
27-Aug-12	$1.40	200,000	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	1,375,000	1,375,000
		2,015,000	2,015,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	29-Feb-12		31-Aug-11
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,015,000	$0.85	200,000	$1.40
Issued	-	-	1,815,000	$0.80
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	-	-	-	-
	2,015,000	$0.85	2,015,000	$0.85

10.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $3,425,562 (deficit accumulated during the exploration stage of $3,728,030, less cumulative expense related to the vesting of incentive stock options of $302,468). The related deferred tax asset of approximately $1,165,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

11.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
	of inception on	For the six	For the six
	18 January	months ended	months ended
	2007 to 29	29 February	28 February
	February 2012	2012	2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

Since the Company’s inception, related parties have contributed $68,300 to capital in the form of management fees, rent, and telephone expenses.

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

14.	Restatement

The Company has restated its previously issued February, 2012 financial statements for matters related to the following items:

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

Balance Sheet
	29-Feb-12
	Previously
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$12,042	$-	$12,042
Prepaid expenses	-	-	-
Total Current Assets	12,042	-	12,042
Mineral properties	193,000	(8,000)	185,000

Total Assets	$205,042	$(8,000)	$197,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$439,002	$26,724	$465,726
Shareholder advance	26,000	-	26,000
Convertible promissory note, net of discount	514,443	(238,906)	275,537
Derivate Liability	-	239,218	239,218
Total Liabilities	$979,445	$27,036	$1,006,481
Stockholders’ equity:
500,000,000 shares authorized, $0.001 par values; 6,199,960 and 3,839,960 shares issued and outstanding at August 31, 2012 and 2011, respectively	$ 6,700	$ -	$ 6,700
Additional-paid-in capital	2,817,402	34,489	2,851,891
Subscriptions received	60,000	-	60,000
Deficit accumulated during exploration stage	(3,658,505)	(69,525)	(3,728,030)
Total Stockholders' Equity	$(774,403)	$(35,036)	$(809,439)

Total Liabilities and Stockholders' Equity	$205,042	$(8,000)	$197,042

Statement of Operations
	29-Feb-2012
	Previously
	Reported	Adjustments	As Restated
Operating Expenses:
Explorations costs	$98,987	$-	$98,987
General and Administrative	332,080	20,000	352,080
Impairment loss on mineral property	-	-	-
Total Operating Expenses	$431,067	$20,000	$451,067

Other (Income) and Expenses:
Loss on debt extinguishment	$-	$-	$-
Interest expense	27,540	100,526	128,066
Loss on derivative liability	-	(258,438)	(258,438)
Total other (income) expense	$27,540	$(157,912)	$(130,372)

NET (LOSS)	$(458,607)	$137,912	$(320,695)

NET (LOSS) PER COMMON SHARE Basic and diluted	$(0.07)		$(0.05)

WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	6,199,977		6,219,208

Statement of Cash Flows
	29-Feb-2012

	Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (Loss)	$(458,607)	$137,912	$(320,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount and interest expense	24,808	75,834	100,642
Loss on derivative liability	-	(258,438)	(258,438)
Stock issued for services	-	-	-
Vesting of stock options	57,612	-	57,612
Impairment loss on mineral property costs	-	-	-
Forgiveness of debt	-	-	-
Loss on debt extinguishment	-	-	-
Contributions to capital by related party - expenses	-	20,000	20,000
Changes in operating assets and liabilities:
Shareholder advance	26,000	-	26,000
Increase in prepaid expenses	25,000	-	25,000
Increase in accounts payable and accrued expenses	110,352	24,692	135,044
Net cash used in operating activities	(214,835)	-	(214,835)

Cash flows used in investing activities:
Acquisition of mineral property interest	(5,000)	(60,000)	(65,000)
Net cash used in investing activities	(5,000)	(60,000)	(65,000)

Cash flows from financing activities:
Payment on note payable for mineral property	-	-	-
Advances from Director	-	-	-
Payments to Director	-	-	-
Payments to shareholder	-	-	-
Proceeds from convertible promissory note	-	-	-
Common shares issued for cash	-	60,000	60,000
Subscriptions received	-	-	-
Net cash provided from financing activities	-	60,000	60,000

Net decrease in cash and cash equivalents	(219,835)	-	(219,835)
Cash and cash equivalents at the beginning of period	231,877		231,877
Cash and cash equivalents at the end of period	12,042		12,042

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

     For the six month periods ended February 29, 2012 and February 28, 2011, we incurred a net loss of $320,695 and $1,435,259, respectively. This decrease for the period ended February 29, 2012 is primarily attributed to decreases in an impairment loss on mineral property (2011 - $Nil; 2010 - $Nil).

Period from inception, January 18, 2007 to February 29, 2012

     Since inception, we have an accumulated deficit during the exploration stage of $3,728,030. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

     As of February 29, 2012, we had approximately $12,042 in cash and a working capital deficiency of $809,439 including $465,726 in accounts payable and accrued expenses.

     For the six month period ended February 29, 2012, we used net cash of $214,835 in operations and used net cash of $5,000 in investing activities. Net cash used in operating activities reflected an increase in accounts payable and accrued expenses of $135,044. For the six months ended February 29, 2012 , we had $Nil in net cash flow provided by financing activities.

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

     Our management feels the weaknesses identified above, being the latter three, have not had any material effect on our financial results. Our management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

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

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     In accordance with Amendment No. 1 to the Lease with Falcon, on February 22, 2012, we agreed to issue 500,000 shares of common stock to Falcon. The issuance of the shares to Falcon was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated there-under.

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

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
10.1	Allonge to Secured Promissory Note, dated April 20, 2012
10.2	Amendment Agreement with Alpha Capital Anstalt, dated April 20, 2012
10.3	Amendment No. 1 to Falcon Mines/Falcon Group Claims Lease Agreement - Joint Venture Option
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

IRONWOOD GOLD CORP.
(Registrant)

Date: March 4, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Interim Chief Financial Officer
(Principal Financial Officer & Principal Accounting
Officer)