Form 10-Q/A
period 2012-05-31
Ironwood Gold Corp.
filed 2013-03-04
CIK 1393909

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
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]    NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2012

Common stock, $0.001 par value	6,699,977

EXPLANATORY NOTE

Ironwood Gold Corp., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on September 14, 2012 (the “Original Form 10-Q”) to incorporate certain restated financial information. As previously disclosed in the Company’s Current Report on Form 8-K filed on January 22, 2013, the Company’s Board of Directors concluded that the financial statements in the Original Form 10-Q should not be relied on due to certain errors. The Company has included the necessary restated financial information in Note 13 to the financial statements contained in this Form 10-Q/A. Except for the restated financial information, all other information in this Form 10-Q/A has not been updated to reflect events that occurred after September 14, 2012, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The Company has re-filed the entire Form 10-Q in order to provide more convenient access to the amended information in context.

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

PAGE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011 (Audited)	1

Statements of Operations for the three and nine month periods ended May 31, 2012 and May 31, 2011 and for the period from January 18, 2007 (inception) to May 31, 2012 (Unaudited)	2

Statements of Cash Flows for the nine month periods ended May 31, 2012 and May 31, 2011 and for the period from January 18, 2007 (inception) to May 31, 2012 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signature Page	26

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As at	As at
	31 May 2012	31 August 2011
	(Restated)	(Restated)
	$	$
Assets

Current
Cash and cash equivalents	25,386	231,877
Prepaid expenses	-	25,000

Total Current Assets	25,386	256,877

Mineral properties (Note 2 and 3)	190,000	120,000

	215,386	376,877
Liabilities

Current
Accounts payable and accrued expenses (Note 5)	480,676	330,682
Convertible promissory note, net of discount of $575,901 at
31 May 2012 (Note 7)	74,099	-
Derivative liability (Note 8)	424,957
Total Current Liabilities	979,732	330,682

Long Term
Convertible promissory note, net of discount of $375,105 at 31 August, 2011	-	174,895
Derivative liability (Note 8)		497,656

Total Liabilities	979,732	1003,233

Stockholders’ Deficiency
Common stock (Note 9)
Authorized 25,000,000 common shares, par value $0.001 Issued and outstanding 31 May 2012 – 6,699,977 common shares 31 August 2011 – 6,199,977 common shares	6,700	6,200
Capital in excess of par value	2,851,892	2714,779
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(3,682,938)	(3,407,335)

Total Stockholders’ Deficiency	(764,346)	(626,356)

Total Liabilities and Stockholders’ Deficiency	215,386	376,877

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period
					from the date of
	For the three	For the three	For the nine	For the nine	inception on 18
	months ended	months ended	months ended	months ended	January 2007 to
	31 May 2012	31 May 2011	31 May 2012	31 May 2011	31 May 2012
			$	$

Expenses
Exploration	-	-	98,987	367,391	862,538
General and administrative	56,744	170,653	408,824	575,191	2,239,546
Impairment loss on mineral property	-	-	-	1,250,360	1,250,360

Total Operating Expenses	56,744	170,653	507,811	2,192,942	4,352,444

Other (income) expense
Forgiveness of debt	-	-	-	(587,030)	(587,030)
Loss on derivative liability	(924,051)	-	(1,182,489)	-	(1,166,379)
Loss on debt extinguishment	(10,761)		(10,761)		(10,761)
Interest expense	832,976	-	961,042	-	1,094,664
Total other (income) expense	(101,836)	-	(232,208)	(587,030)	(669,506)

Net (Loss) Profit	45,092	(170,653)	(275,603)	(1,605,912)	(3,682,938)

Basic and diluted (loss) per common share	0.01	(0.04)	(0.04)	(0.39)
Weighted average number of common shares - Basic and diluted	6,699,977	4,159,960	6,382,249	4,162,286

The accompanying notes are an integral part of these financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	For the period from
	nine month	nine month	the date of inception
	period ended	period ended	on 18 January 2007
	31 May 2012	31 May 2011	to 31 May 2012
	$	$	$
Cash flows used in operating activities
Net (loss) for the period	(275,603)	(1,605,912)	(3,682,938)
Adjustments to reconcile net loss to net cash used by operating activities:	-
Amortization of debt discount	919,755	-	1,051,117
Stock issued for services	-	207,045	420,020
Vesting of stock options	57,612	-	302,468
Impairment loss on mineral property acquisition costs	-	1,250,360	1,250,360
Forgiveness of debt – other income	-	(587,030)	(587,030)
(Gain) Loss on derivative liability	(1,182,489)	-	(1,166,379)
Gain loss on debt restructuring	(10,761)	-	(10,761)
Contributions to capital by related party – expenses
(Notes 7 and 10)	20,000	-	68,300
Changes in operating assets and liabilities
Shareholder advance (Note 6)	-	-	34,166
Prepaid expenses	25,000	-	-
Increase in accounts payable and accrued expenses	149,995	188,944	542,798
Net cash flows (used in) operating activities	(296,491)	(546,593)	(1,777,879)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(70,000)	(60,892)	(280,785)
Net cash flows (used in) investing activities	(70,000)	(60,892)	(280,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	60,000	61,875
Payments to Director	-	(50,000)	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Demand loan	-	(100,000)	-
Convertible promissory note	100,000	-	650,000
Common shares issued for cash (Note 7)	60,000	315,000	1,379,050
Subscriptions received	-	185,000	60,000
Net cash flows provided by financing activities	160,000	410,000	2,084,050

Increase (decrease) in cash and cash equivalents	(206,491)	(197,485)	25,386
Cash and cash equivalents, beginning of period	231,877	201,068	-
Cash and cash equivalents, end of period	25,386	3,583	25,386

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

Going Concern

These financial statements as 31 May 2012 and for the nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net profit for the nine months ended 31 May 2012, of $275,603 (12 months ended 31 August 2011 – $2,466,128, cumulative – $3,682,938) and had working capital deficit of $954,346 at 31 May 2012 (31 August 2011 - $73,805).

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

On 30 November 2009 the Company entered into a purchase agreement with KML whereby the Company acquired certain rights in an additional 32 unpatented placer mining claims located at the Cobalt Canyon Gold Project in Lincoln County, Nevada. As a result of the purchase agreement, the Cobalt Canyon Gold Project will encompass a total of 696 acres in the Chief or Caliente mining district of southeastern Nevada. The Company had issued 25,000 shares of our common stock and a cash sum of $65,000 was payable in consideration for the assignment of the rights (Note 9). On August 26, 2010, KML agreed to the cancellation of 747,500 shares (Note 9), including these 25,000 shares.

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

During the year ended 31 August 2011 the Company negotiated the forgiveness of debts owed to seven creditors totaling $587,030. On November 29, 2011, the Company's Chief Executive Officer, Behzad Shayanfar, agreed to forgive $60,000 of salary accrued to August 31, 2011 (this was recorded as management contributions to capital in the 31 August 2011 financial statements).

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

On April 20, 2012, the Company restructured this debt by receiving $100,000 in cash, issuing 4,625,000 additional warrants with an exercise price of $.08, and reducing the conversion price on the debt to $.08. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt restructure of $10,761. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $338,050 and $311,950. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants). As of 31 May 2012, the Company had amortized $575,901 of these discounts and accrued interest expense on this note totaled $499,172.

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

Due to its requirement to re-measure the derivative liabilities, the Company recorded a gain on derivative liability for the nine months ended May 31, 2012 of $1,182,489 and a loss on derivative liability of $16,110 at August 31, 2011.

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

Warrants

As at 31 May 2012, and August 31, 2011, the following share purchase warrants were outstanding and exercisable:

Expiry	Exercise
Date	Price	31-May-12	31-Aug-11
27-Aug-12	$1.40	200,000	200,000
3-Sep-12	$1.40	50,000	50,000
28-Sep-12	$1.40	15,000	15,000
8-Oct-12	$1.40	50,000	50,000
13-Oct-12	$1.40	100,000	100,000
24-Nov-12	$1.40	100,000	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.60	0	1,375,000
16-Aug-16	$0.08	6,000,000	0
		6,640,000	2,015,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31-May-12		31-Aug-11
		Weighted		Weighted
		Average	Number	Average
	Number of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,015,000	$0.85	200,000	$1.40
Issued	6,000,000	$0.08	1,815,000	$0.80
Exercised	-	-	-	-
Extinguished	(1,375,000)	$0.60
Expired	-	-	-	-
Outstanding at end of period	-	-	-	-
	6,640,000	$0.21	2,015,000	$0.85

10.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $3,380,470 (deficit accumulated during the exploration stage of $3,682,938, less cumulative expense related to the vesting of incentive stock options of $302,468). The related deferred tax asset of approximately $1,149,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

11.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date of
	inception on 18	For the six	For the six
	January 2007 to	months ended	months ended
	31 May 2012	31 May 2012	31 May 2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

12.	Commitments

The Company has outstanding and future commitments under mineral property agreements (Note 3).

13.	Restatement

The Company has restated its previously issued May 31, 2012 financial statements for matters related to the following items:

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

Balance Sheet
		31-May-12

	Previously Reported	Adjustments	As Restated
Assets

Current assets:
Cash and cash equivalents	$25,386	$0	$25,386
Prepaid expenses	0	0	0
Total Current Assets	25,386	0	25,386
Mineral properties	198,000	-8,000	190,000

Total Assets	$223,386	$-8,000	$215,386

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$481,800	$-1,124	$480,676
Total Current Liabilities	481,800	-1,124	480,676
Convertible promissory note, net of discount	270,472	-196,373	74,099
Derivate Liability	0	424957	424,957
Total Liabilities	$752,272	$227,460	$979,732

Stockholders’ equity:
500,000,000 shares authorized, $0.001 par values; 6,199,960 and 3,839,960 shares issued and outstanding at August 31, 2012 and 2011, respectively	$6,700	$0	$6,700
Additional-paid-in capital	3,265,580	-413,688	2,851,892
Subscriptions received	60,000	0	60,000
Deficit accumulated during exploration stage	-3,861,166	178,228	-3,682,938
Total Stockholders' Equity	$-528,886	$-235,460	$-764,346

Total Liabilities and Stockholders' Equity	$223,386	$-8,000	$215,386

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

Statement of Operations
		31-May-2012
	Previously
	Reported	Adjustments	As Restated
Operating Expenses:
Explorations costs	$98,987	$-	$98,987
General and Administrative	388,824	20,000	408,824
Impairment loss on mineral property	-	-	-
Total Operating Expenses	$487,811	$20,000	$507,811

Other (Income) and Expenses:
Loss on debt extinguishment	$-	$(10,761)	$(10,761)
Interest expense	5,199	955,843	961,042
Loss on derivative liability	168,257	(1,350,746)	(1,182,489)
Total other (income) expense	$173,456	$(405,664)	$(232,208)

NET (LOSS)	$(661,267)	$385,664	$(275,603)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.10)		$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	6,382,249		6,382,249

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 May 2012

Statement of Cash Flows
		31-May-2012
	Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (Loss)	$(661,267)	$385,664	$(275,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount and interest expense	123,814	795,941	919,755
Loss on derivative liability	-	(1,182,489)	(1,182,489)
Stock issued for services	-	-	-
Vesting of stock options	57,612	-	57,612
Impairment loss on mineral property costs	-	-	-
Forgiveness of debt	-	-	-
Loss on debt extinguishment	5,199	(15,960)	(10,761)
Contributions to capital by related party - expenses	-	20,000	20,000
Changes in operating assets and liabilities:
Shareholder advance	-	-	-
Increase in prepaid expenses	25,000	-	25,000
Increase in accounts payable and accrued expenses	153,151	(3,156)	149,995
Net cash used in operating activities	(296,491)	-	(296,491)
Cash flows used in investing activities:
Acquisition of mineral property interest	(10,000)	(60,000)	(70,000)
Net cash used in investing activities	(10,000)	(60,000)	(70,000)
Cash flows from financing activities:
Payment on note payable for mineral property	-	-	-
Advances from Director	-	-	-
Payments to Director	-	-	-
Payments to shareholder	-	-	-
Proceeds from convertible promissory note	100,000	-	100,000
Common shares issued for cash	-	60,000	60,000
Subscriptions received	-	-	-
Net cash provided from financing activities	100,000	60,000	160,000
Net decrease in cash and cash equivalents	(206,491)	-	(206,491)
Cash and cash equivalents at the beginning of period	231,877		231,877
Cash and cash equivalents at the end of period	25,386		25,386

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

          For the three month periods ended May 31, 2012 and May 31, 2011, we incurred a net profit of $45,092 and a net loss of $170,653, respectively. This reversal for the three month period ended May 31, 2012 is primarily attributed to a reduction in general and administrative expenses (2012 - $56,744; 2011 - $170,653) and an increase in other income associated with a net gain attributable to an outstanding convertible note (2012 - $101,836; 2011 - $Nil).

          For the nine month periods ended May 31, 2012 and May 31, 2011, we incurred a net profit of $275,603 and a net loss of $1,605,912, respectively. This reversal for the nine month period ended May 31, 2012 is primarily attributed to a decrease in an impairment loss on mineral property (2012 - $Nil; 2011 - $1,250,360) and a decrease in operating expenses (2012 - $507,811; 2011 - $942,582) coupled with and increase in other income associated with a net gain attributable to an outstanding convertible note (2012 - $232,208; 2011 -$Nil).

Period from inception, January 18, 2007 to May 31, 2012

          Since inception, we have an accumulated deficit during the exploration stage of $3,682,938. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

          As of May 31, 2012, we had approximately $25,386 in cash and a working capital deficiency of $954,346, including $480,676 in accounts payable and accrued expenses.

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