Form 10-Q
period 2013-02-28
Ironwood Gold Corp.
filed 2013-04-29
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if smaller reporting company)	[ x ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2013
Common stock, $0.001 par value	30,310,262

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Condensed Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012		2
Condensed Statements of Operations for the three and six month periods ended February 28, 2013 and February 29, 2012 and for the period from January 18, 2007 (inception) to November 30, 2012 (Unaudited)		3
Condensed Statements of Cash Flows for the six month periods ended February 28, 2013 and February 29, 2012 and for the period from January 18, 2007 (inception) to November 30, 2012 (Unaudited)		4
Notes to Condensed Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A. Risk Factors		19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signature Page		21
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ironwood Gold Corp
(An Exploration Stage Company)

Condensed Financial Statements
(Unaudited)
28 February 2013

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Balance Sheets

	28-Feb-2013
	(Unaudited)	31-Aug-2012
	$	$
Assets

Current
Cash and cash equivalents	-	-
Prepaid expenses	52,222	-

Total Current Assets	52,222	-

Deposit	50,000	-

Total Assets	102,222	-
Liabilities

Current Liabilities
Accounts payable and accrued expenses (including accounts payable to related parties of $115,650 and $85,400, respectively)	735,081	632,009
Convertible promissory notes, net of discounts of $398,612 and $-0-, respectively	386,388	-
Derivative liability	1,787,651	-
	2,909,120	632,009
Long Term Liabilities
Convertible promissory note, net of discounts of $-0- and $409,626, respectively	-	240,374
Derivative liability	-	947,186

Total Liabilities	2,909,120	1,819,569

Stockholders’ Deficiency
Common stock
Authorized: 250,000,000 common shares, par value $0.001
Issued and outstanding:
28 February 2013 – 12,168,921 common shares
31 August 2012 – 6,699,977 common shares	12,169	6,700
Capital in excess of par value	3,309,538	2,909,503
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(6,188,605)	(4,795,772)

Total Stockholders’ Deficiency	(2,806,898)	(1,819,569)

Total Liabilities and Stockholders’ Deficiency	$102,222	$-

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period
	For the	For the			from the date
	three	three		For the six	of inception on
	months	months	For the six	months	18 January
	ended	ended	months ended	ended	2007 to
	28-Feb-13	29-Feb-12	28-Feb-13	29-Feb-12	28-Feb-13
	$	$	$	$	$
Operating Expenses
Exploration	-	16,337	-	98,987	938,717
General and administrative
	188,213	149,706	463,622	352,080	2,814,283
Impairment loss on mineral property	-	-	-	-	1,440,360
Total Operating expenses	188,213	166,043	463,622	451,067	5,193,360

Net Loss from Operations	(188,213)	(166,043)	(463,622)	(451,067)	(5,193,360)

Other (income) expense
Forgiveness of debt	-	-	-	-	(587,030)
Interest expense	134,286	64,033	405,571	128,066	1,713,546
Gain on debt extinguishment	(16,237)	-	(16,237)	-	(26,998)
Loss (gain) on derivative liabilities	565,155	(297,565)	539,877	(258,438)	(104,273)

Total other (income) expense	683,204	(233,532)	929,211	(130,372)	995,245

Net Income (Loss)	(871,417)	67,489	(1,392,833)	(320,695)	(6,188,605)

Basic and diluted loss per common share	(0.10)	0.01	(0.16)	(0.05)

Weighted average number of common shares - Basic and diluted	8,949,960	6,238,439	8,775,927	6,219,208

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from the
	For six months	For six	date of inception on 18
	ended	months ended	January 2007 to
	28-Feb-13	29-Feb-12	28-Feb-13
	$	$	$
Cash flows from operating activities
Net loss for the period	(1,392,833)	(320,695)	(6,188,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	347,310	100,642	1,564,702
Stock issued for services	235,000	-	655,020
Vesting of stock options	57,612	57,612	417,692
Impairment loss on mineral property acquisition costs	-	-	1,440,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	539,877	(258,438)	(104,273)
Gain on debt restructuring	(16,237)	-	(26,998)
Contributions to capital by related party	-	20,000	68,300
Changes in operating assets and liabilities:
Shareholder advance	-	26,000	34,166
Prepaid expenses and deposits	(102,222)	25,000	(102,222)
Increase in accounts payable and accrued expenses	146,493	135,044	840,623
Net cash flows used in operating activities	(185,000)	(214,835)	(1,988,265)

Cash flows from investing activities
Deposit	-	(65,000)	(220,785)
Net cash flows used in investing activities	-	(65,000)	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	185,000	-	835,000
Common shares issued for cash	-	60,000	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	185,000	60,000	2,209,050

Decrease in cash and cash equivalents
	-	(219,835)	-
Cash and cash equivalents, beginning of period	-	231,877	-
Cash and cash equivalents, end of period	-	12,042	-

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these condensed financial statements.

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007, with authorized common stock of 25,000,000 shares at $0.001 par value (see Note 9). The Company was organized for the purpose of acquiring and developing mineral properties. On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

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

The interim financial statements for the three and six months ended 28 February 2013 and 29 February 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2012 filed with the SEC.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the six months ended 28 February 2013, of $1,392,833 (six months ended 28 February 2012 – net loss of $320,695), cumulative – net loss of $6,188,605) and had working capital deficit of $2,856,898 as of 28 February 2013 (29 February 2012 - $632,009), which raises substantial doubt about its ability to continue as a going concern.

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As of 29 February 2013, 27,087,212 such potentially dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

3.	Related Party Transactions

During the six months ended 28 February 2013, the Company accrued management fees to its CEO of $60,000 and paid $29,750 in management fees owed. Included in accounts payable at 28 February 2013, is $115,650 due to the Company’s CEO for management fees (29 February 2012 - $85,400).

4.	Convertible Promissory Note

On August 16, 2011, the Company borrowed $550,000 in the form of a convertible note payable, with a maturity date of November 16, 2012, and an annual interest rate of 10% (default interest rate of 16%). The note is convertible at the holder’s option at $0.40 per share. The note is secured by all of the assets of the Company. In conjunction with this note payable, the Company issued 1,375,000 warrants to purchase common shares of the Company’s common stock, and issued 220,000 shares of common stock. The Company determined the notes qualified for derivative liability treatment under ASC 815 (see Note 5). Accordingly, the Company recorded amounts based on their relative fair values (debt - $351,409; warrants - $173,670; and common stock - $24,921). The fair value of the warrants was determined using the Black-Scholes model and included the following assumptions: risk free rate of 0.95% and annual volatility of 241%. The warrants have an exercise price of $0.60 and have a contractual life of 5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature was $173,670 and $209,729, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants.

On April 20, 2012, the Company restructured this debt by receiving $100,000 in cash, issuing 4,625,000 additional warrants with an exercise price of $0.08, and reducing the conversion price on the debt to $0.08. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt extinguishment of $10,761. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $338,050 and $311,950. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants).

On February 1, 2013, the Company restructured this debt again by receiving $100,000 in cash, issuing 2,000,000 additional warrants with an exercise price of $0.05, and reducing the conversion price on the debt to $0.05, and renegotiated the maturity date to be extended to November 16, 2013. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt extinguishment of $16,237. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $274,991 and $131,780. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants). As of 28 February 2013, the Company had recorded amortization on debt discounts of $561,967 leaving an unamortized balance of debt discounts of $359,085 (29 February 2012 - $377,513 and $409,626). Accrued interest expense on this note totaled $61,054 at 28 February 2013 (29 February 2012 - $2,260).

As of November 16, 2012, the Company was in default on this loan agreement due to lack of payment and had accrued interest expense on this note totaling $102,256.

On 11 February 2013, the note holder elected to convert $50,000 of principal and $10,947 of accrued interest on the convertible note payable into stock subscriptions to receive 1,218,944 shares of the Company’s common stock. As a result of the conversion, the Company recognized $51,945 of derivative liability to additional paid-in capital, and recognized $17,696 of the unamortized debt discount to interest expense leaving ending balances on 28 February 2013 of face value of debt of $700,000, debt discount of $359,085 and derivative liability of $1,458,472.

On 10 September 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of 12 June 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the notes qualified for derivative liability treatment under ASC 815 (See Note 5).

On 19 November 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of 21 August 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the notes qualified for derivative liability treatment under ASC 815 (See Note 5).

As a result of these two new convertible notes, the Company recorded new discounts for the beneficial conversion feature of $85,000. These discounts will be amortized to interest expense over the life of the debt. As of 28 February 2013, the Company had amortized $45,473 of these discounts and accrued interest expense on these notes totaled $2,760.

5.	Derivative Liability

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $550,000 on August 16, 2011. This note is convertible at the holder’s option at $0.40 per share. Additionally, the Company issued 1,375,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60, expiring five years from the date of issuance.

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

The fair values of the derivative liabilities of the debt and warrants at issuance were $209,729 and $271,817, respectively, and have been recognized as derivative liabilities on the dates of issuance with all future changes in the fair value of these derivatives being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted or the warrants are exercised or expire.

Due to the debt restructuring on April 20, 2012, the Company recorded new derivative liabilities in the amounts of $766,995 and $599,816 for the conversion option and warrants, respectively. Due to the debt restructuring on February 1, 2013, the Company recorded new derivative liabilities in the amounts of $274,991 and $160,000 for the conversion option and warrants, respectively.

Due to its requirement to re-measure the derivative liabilities, the Company recorded a gain on derivative liability of $408,759 and $660,260 at 28 February 2013 and 31 August 2012, respectively. As a result of the conversion of principal to common stock on 11 February 2013, the Company recognized $51,945 of derivative liability to additional paid-in capital leaving an ending derivative liability balance on 28 February 2013 of $1,458,472.

The Company borrowed $56,000 on 10 September 2012 and $29,000 on 19 November 2012. These notes are convertible at the holder’s option based on the conditions and pricing formula detailed in Note 4.

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

The fair value of the conversion option of the debt at issuance was $184,687 and was recognized as a derivative liability on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted.

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

On February 22, 2012, the Company issued 500,000 common shares under an Amendment to the Falcon agreement. The transaction was valued at $60,000 being the trading price of the Company’s shares on February 22, 2012, $0.12 per share, multiplied by the number of shares issued 500,000.

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

During the six month period ended 29 February 2013, the Company issued an additional 2,000,000 shares of common stock at $0.05 per share for services valued at $100,000. The Company also issued 1,218,944 shares of common stock at $0.09 per share in conversion of $112,892 of notes payable.

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 31 August 2012, 100,000 options were outstanding of which 45,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 28 February 2013 was $Nil.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal years 2011 and 2012 and six months ended 28 February 2013).

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

Warrants

As at 28 February 2013 and 31 August 2012, the following share purchase warrants were outstanding and exercisable:

	Exercise
Expiry Date	Price	28-Feb-13	31-Aug-12
27-Aug-12	$1.40	-	-
3-Sep-12	$1.40	-	50,000
28-Sep-12	$1.40	-	15,000
8-Oct-12	$1.40	-	50,000
13-Oct-12	$1.40	-	100,000
24-Nov-12	$1.40	-	100,000
11-Jun-13	$1.40	125,000	125,000
1-Feb-21	$0.05	8,000,000	6,000,000
		8,125,000	6,440,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	28-Feb-13		31-Aug-12
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	6,440,000	$0.17	2,015,000	$0.85
Issued	8,000,000	$0.05	6,000,000	$0.08
Exercised	-	-	-	-
Extinguished	(6,000,000)	$0.08	(1,375,000)	$0.60
Expired	(315,000)	$1.40	(200,000)	$1.40
Outstanding at end of period	8,125,000	$0.07	6,440,000	$0.17

7.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date		For the six
	of inception on	For the six	month period
	18 January	month ended	ended 28
	2007 to 28	28 February	February
	February 2013	2013	2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Supplemental disclosures of noncash investing and financing activities:

The Company converted $112,892 of convertible notes payable through the issuance of 1,218,944 shares of common stock at $0.09 per share.

Since the Company’s inception, related parties have contributed $68,300 to capital in the form of management fees, rent, and telephone expenses.

8.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements (Note 3).

9.	Subsequent Events

Subsequent to the period end, the Company issued 13,400,000 shares of common stock at $0.07 per share for services valued at $897,800. The Company also issued 741,341 shares of common stock at $0.07 per share in conversion of convertible notes payable of $7,900 and accounts payable of $16,373. The Company also issued 4,000,000 shares of common stock at $0.05 per share for the acquisition of mineral claims.

On March 7, 2013, the Company borrowed $32,500 in the form of a convertible note payable, with a maturity date of nine months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. In addition, the Company issued a warrant to purchase 1,300,000 shares of common stock at an exercise price of $0.025 per share exercisable anytime within 3 years. The note and warrant were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

On April 9, 2013, the Company filed a certificate of amendment to its Articles of Incorporation to increase the total number of authorized shares of common stock to 250,000,000.

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

Overview

     Ironwood Gold Corp. was incorporated on January 18, 2007 under the laws of the State of Nevada under the name Suraj Ventures, Inc. for the purpose of acquiring, exploring and developing mineral properties. On October 27, 2009, we changed our name to Ironwood Gold Corp. On October 27, 2009, we effected a 50-for-1 forward stock split. Effective October 28, 2011, we completed a 1-for-20 reverse stock split of both our authorized and issued and outstanding shares of our common stock. As a result of the reverse split, our authorized share capital increased to 25,000,000 shares of common stock, with the same par value of $0.001. On April 9, 2013, the Company filed a certificate of amendment to its Articles of Incorporation to increase the total number of authorized shares of common stock to 250,000,000.

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

     The Lease called for cash payments of $225,000 by September 1, 2012, issuance of 75,000 shares of common stock by January 28, 2011, issuance of another 75,000 shares of common stock by November 30, 2011, and a minimum of 8 drill holes by November 30, 2012, with 4 holes completed by November 30, 2011. As of February 29, 2012, we had paid $75,000, and had issued the initial 75,000 shares of our common stock to Falcon.

     On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of May 31, 2012, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1. Subsequently, Falcon has agreed to further extend the due dates for an undetermined period.

     On February 5, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Canadian Mining Company Inc. (“CMC”). The LOI provides us with the right to acquire 100% of CMC’s Raquel 3 and 3B mining concessions (the “Option”) in the Alamos Mining district of Sonora, Mexico (the “San Bernardo Project”). The Option was granted by CMC through its wholly-owned Mexican subsidiary Canmin Mexico S.A. de C.V. The aggregate consideration to be paid for the Option is $1,650,000, payable as follows: (i) CDN $50,000 due diligence cash deposit, which we have paid, and 2,000,000 shares of our common stock upon entry into definitive transaction documents; (ii) exploration expenditures of $700,000 within two years of the date of the LOI, including contractors fees, consultants fees, legal fees, property taxes and assessment filings, to earn a 50% interest in CMC’s San Bernardo Project (the “First Option Period”); (iii) additional exploration expenditures of $500,000 within two years of the First Option Period to earn an additional 25% interest in CMC’s San Bernardo Project (the “Second Option Period”); and (iv) a $400,000 cash payment or equivalent in shares of our common stock to earn the remaining 25% interest in CMC’s San Bernardo Project within two years of the Second Option Period, subject to a 2% net smelter return (NSR) in favor of CMC. Any of the foregoing Option Periods can be extended for an additional one year period through our payment of $50,000 to CMC for each extension.

     The proposed transaction underlying the LOI is conditioned upon, among other factors, our completion, in our sole discretion, of due diligence and receipt of results of investigations on the Raquel 3 and 3B mining concessions and the San Bernardo Project, due diligence on CMC, the execution of a definitive joint venture agreement and definitive transaction documents containing representations and warranties by CMC regarding the San Bernardo Project, and our securing financing to fund acquisition of 100% of the Option. In accordance with the LOI, the parties have agreed to a binding exclusivity period from the date of the LOI through a period of three months following the date we provide CMC with written notice that we have completed our due diligence within which CMC will not enter into any negotiations or enter into any agreement with any other party regarding the San Bernardo Project.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2012. As of, and for the three months ended February 28, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

     The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 20, 2012.

Comparison of six month periods ended February 28, 2013 and February 29, 2012

During the six month periods ended February 28, 2013 and February 29, 2012, we earned no revenues.

     For the six month periods ended February 28, 2013 and February 29, 2012, we incurred a net loss of $1,392,833 and $320,695, respectively. This increase for the six month period ended February 28, 2013 is primarily attributed to an increase in interest expense and loss on derivative liabilities.

Period from inception, January 18, 2007 to February 28, 2013

     Since inception, we have an accumulated deficit during the exploration stage of $6,188,605. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

     As of February 28, 2013, we had $0 in cash and cash equivalents and a working capital deficiency of $2,856,898, including $735,081 in accounts payable and accrued expenses.

     For the six months ended February 28, 2013, we used net cash of $185,000 in operations and used net cash of $0 in investing activities. For the six months ended February 28, 2013, we had $185,000 in net cash flow provided by financing activities, representing $185,000 from the issuance of convertible promissory notes.

     We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2013. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt (“Alpha”) in August 2011 (as further described below), and convertible notes to Asher Enterprises, Inc. in the amount $32,500, $56,000 and $29,000 in March 2013, September and November, 2012, respectively.

     On August 16, 2011, we entered into a Subscription Agreement with Alpha in connection with the private offering and issuance of (i) a $550,000 secured convertible promissory note (the “Note”), such Note convertible, at the option of Alpha, into shares of our common stock, par value $0.001, at a conversion price of $0.40 per share (post stock split); (ii) a warrant to purchase up to 1,375,000 shares of common stock (post stock split) at an exercise price of $0.60 per share (post stock split) (the “Warrant”), such Warrant expiring five (5) years from the date of issuance, and (iii) 220,000 shares of common stock (post stock split). The Note is senior to any and all of our indebtedness and is secured substantially by all of our assets in accordance with the terms and conditions of the Security Agreement with Alpha dated August 16, 2011. The Note carries an interest rate of 10% per annum (increases to 16% in the event of default), is payable quarterly, and matures fifteen (15) months from the date of issuance.

     On April 20, 2012, we entered into an Amendment Agreement (the “Amendment”) with Alpha to the Note, previously disclosed in our Current Report on Form 8-K filed on August 18, 2011. In connection therewith, effective April 20, 2012 we also agreed to an Allonge to the Note (the “Allonge”) pursuant to which an additional $100,000 was issued to us under the Note. In accordance with the Amendment and the Allonge, (i) the original principal amount under the Note has increased from $550,000 to $650,000; (ii) the conversion price under the Note has been reduced from $0.40 per share to $0.08 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 1,375,000 to 6,000,000; and (iv) the exercise price of the warrants has been reduced from $0.60 per share to $0.08 per share. The expiration date of the Warrants remains unchanged at August 16, 2016.

     On February 1, 2013, the Company agreed to another Allonge to the Note (“Allonge No. 2”) pursuant to which an additional $100,000 was issued to the Company under the Note, thus increasing the principal amount as stated on the face of the Note to $750,000. No other changes to the terms and conditions of the Note have been made. Proceeds from Allonge No. 2 are expected to be used for general working capital and also to fund portions of the Company’s obligations under a letter of intent with Canadian Mining Company, Inc. as disclosed on our Current Report on Form 8-K filed on February 7, 2013. On February 1, 2013, the Company also issued a another warrant to Alpha to purchase up to 2,000,000 shares of Company common stock at an exercise price of $0.05 per share (the “Second Warrant”). The Second Warrant expires eight (8) years after the date of issuance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of February 28, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On 11 February 2013, the Company entered into stock subscriptions to issue 1,218,944 shares of the Company’s common stock to one of the Company’s note holders. The stock subscriptions were entered into in exchange for the conversion of $50,000 of principal and $10,947 of accrued interest on the convertible note held by such note holder. The shares of common stock were issued in reliance upon Rule 506 of Regulation D of the Securities Act, as amended, and comparable exemptions for sales to “accredited investors” under state securities laws.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosures.

     Not applicable.

Item 5. Other Information.

     On March 7, 2013, the Company borrowed $32,500 in the form of a convertible note payable, with a maturity date of nine months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. In addition, the Company issued a warrant to purchase 1,300,000 shares of common stock at an exercise price of $0.025 per share exerciseable anytime within 3 years. The note and warrant were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 6. Exhibits.

     The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 9, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Letter of Intent with Canadian Mining Company, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 8, 2013)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

____________________
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

IRONWOOD GOLD CORP.
(Registrant)

Date: April 29, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief
Financial Officer
(Principal Executive Officer, Principal Financial Officer &
Principal Accounting Officer)