Form 10-Q
period 2013-05-31
Ironwood Gold Corp.
filed 2013-07-31
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2013
Common stock, $0.001 par value	31,819,353

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of May 31, 2013 (Unaudited) and August 31, 2012	1
Condensed Statements of Operations for the three and nine month periods ended May 31, 2013 and May 31, 2012 and for the period from January 18, 2007 (inception) to May 31, 2013 (Unaudited)	2
Condensed Statements of Cash Flows for the nine month periods ended May 31, 2013 and May 31, 2012 and for the period from January 18, 2007 (inception) to May 31, 2012 (Unaudited)	3
Notes to Condensed Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signature Page	20
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
31 May 2013

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

	31-May-13
	(Unaudited)	31-Aug-12
	$	$
Assets
Current
Cash and cash equivalents	-	-
Prepaid expenses	221,346	-
Total Current Assets	221,346	-
Deposits	250,000	-
Mineral properties	-	-
Total Assets	471,346	-

Liabilities
Current
Accounts payable and accrued expenses (including accounts
payable to related parties of $136,523 and $85,400, respectively)	833,116	632,009
Convertible promissory notes, net of discounts of $162,668 and $-0-, respectively	638,632	-
Derivative liability	565,383	-
	2,037,131	632,009
Long Term
Convertible promissory note, net of discounts of $-0- and $409,626, respectively	-	240,374
Derivative liability	-	947,186
Total Liabilities	2,037,131	1,819,569

Stockholders’ Deficiency
Common stock
Authorized: 250,000,000 common shares, par value $0.001
Issued and outstanding: 31 May 2013 – 31,819,353 common shares 31 August 2012 – 6,699,977 common shares	31,819	6,700
Capital in excess of par value	4,336,123	2,909,503
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(5,993,727)	(4,795,772)
Total Stockholders’ Deficiency	(1,565,785)	(1,819,569)
Total Liabilities and Stockholders’ Deficiency	471,346	-

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period
					from the date of
	For the three	For the three	For the nine	For the nine	inception on 18
	months ended	months ended	months ended	months ended	January 2007 to
	31-May-13	31-May-12	31-May-13	31-May-12	31-May-13
	$	$	$	$	$
Expenses
Exploration	-	-	-	98,987	938,717
General and administrative	735,836	56,744	1,199,458	408,824	3,550,119
Impairment loss on mineral property	-	-	-	-	1,440,360

Total Operating Expenses	735,836	56,744	1,199,458	507,811	5,929,196

Other (income) expense
Forgiveness of debt	-	-	-	-	(587,030)
Interest expense	527,785	832,976	933,356	961,042	2,241,331
Gain on debt extinguishment	(5,873)	(10,761)	(22,110)	(10,761)	(32,871)
Loss (gain) on derivative liabilities	(1,452,626)	(924,051)	(912,749)	(1,182,489)	(1,556,899)

Total other (income) expense	(930,714)	(101,836)	(1,503)	(232,208)	64,531

Net Income (Loss)	194,878	45,092	(1,197,955)	(275,603)	(5,993,727)

Basic and diluted loss per common share	0.01	0.01	(0.07)	(0.04)

Weighted average number of common shares - Basic and diluted	30,663,968	6,699,977	16,543,051	6,382,249

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For nine months	For nine months	Period from inception
	ended	ended	on 18 January 2007 to
	31-May-13	31-May-12	31-May-13
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,197,955)	(275,603)	(5,993,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	855,995	919,755	2,073,387
Stock issued for services	1,004,800	-	1,424,820
Vesting of stock options	86,418	57,612	446,498
Impairment loss on mineral property acquisition costs	-	-	1,440,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	(912,749)	(1,182,489)	(1,556,899)
(Gain) on debt restructuring	(22,110)	(10,761)	(32,871)
Contributions to capital by related party	-	20,000	68,300
Changes in operating assets and liabilities:
Shareholder advance	-	-	34,166
Prepaid expenses and deposits	(271,346)	25,000	(271,346)
Increase in accounts payable and accrued expenses	239,447	149,995	933,577
Net cash flows (used in) operating activities	(217,500)	(296,491)	(2,020,765)

Cash flows used in investing activities
Deposit	-	(70,000)	(220,785)
Net cash flows (used in) investing activities	-	(70,000)	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	217,500	100,000	867,500
Common shares issued for cash	-	60,000	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	217,500	160,000	2,241,550

Increase (decrease) in cash and cash equivalents	-	(206,491)	-
Cash and cash equivalents, beginning of period	-	231,877	-
Cash and cash equivalents, end of period	-	25,386	-

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
31 May 2013

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

The interim financial statements for the three and nine months ended 31 May 2013 and 31 May 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended 31 August 2012 filed with the SEC.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the nine months ended 31 May 2013, of $1,197,955 (nine months ended 31 May 2012 – net loss of $275,603), cumulative – net loss of $5,993,727 and had working capital deficit of $1,815,785 as of 31 May 2013 (31 August 2012 - $632,009), which raises substantial doubt about its ability to continue as a going concern.

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

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As of 31 May 2013, 34,278,788 such potentially dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

3.	Deposits

The Company made deposits on the acquisition of mineral rights claims on two properties in the aggregate of $250,000, being $50,000 in cash and $200,000 in the value of shares of common stock issued, the shares of common stock were valued based on the closing market price for the stock on the effective date of the agreement.

4.	Related Party Transactions

During the nine months ended 31 May 2013, the Company accrued management fees to its CEO of $90,000 and paid $38,877 in management fees owed. Included in accounts payable at 31 May 2013, is $141,793 due to the Company’s CEO for management fees and travel expenses (31 May 2012 - $80,750).

5.	Convertible Promissory Note

On August 16, 2011, the Company borrowed $550,000 in the form of a convertible note payable, with a maturity date of November 16, 2012, and an annual interest rate of 10% (default interest rate of 16%). The note is convertible at the holder’s option at $0.40 per share. The note is secured by all of the assets of the Company. In conjunction with this note payable, the Company issued 1,375,000 warrants to purchase common shares of the Company’s common stock, and issued 220,000 shares of common stock. The Company determined the notes qualified for derivative liability treatment under ASC 815 (see Note 6). Accordingly, the Company recorded amounts based on their relative fair values (debt - $351,409; warrants - $173,670; and common stock - $24,921). The fair value of the warrants was determined using the Black-Scholes model and included the following assumptions: risk free rate of 0.95% and annual volatility of 241%. The warrants have an exercise price of $0.60 and have a contractual life of 5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature was $173,670 and $209,729, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants.

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

On February 1, 2013, the Company restructured this debt again by receiving $100,000 in cash, issuing 2,000,000 additional warrants with an exercise price of $0.05. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt extinguishment of $16,237. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $274,991 and $131,780.

On 11 February 2013, the note holder elected to convert $50,000 of principal and $10,947 of accrued interest on the convertible note payable into stock subscriptions to receive 1,218,944 shares of the Company’s common stock. As a result of the conversion, the Company recognized $51,945 of derivative liability to additional paid-in capital, and recognized $17,696 of the unamortized debt discount to interest expense.

As of April 15, 2013, the Company was in default on this loan. Accordingly, the Company recognized the remaining discount on debt (related to the beneficial conversion feature) to interest expense, in the amount of $232,597, on that date. The discount related to the warrants will continue to be amortized over the contractual life of the warrants. As of 31 May 2013, the Company had recorded related amortization on debt discounts of $284,435 leaving an unamortized balance of debt discounts of $122,336 (31 May 2012 - $92,075 and $379,529), and an ending derivative liability balance of $331,598. Accrued interest expense on this note totaled $119,993 at 31 May 2013 (31 May 2012 - $7,301).

On 10 September 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of 12 June 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the note qualified for derivative liability treatment under ASC 815 (See Note 6).

On 19 November 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of 21 August 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the note qualified for derivative liability treatment under ASC 815 (See Note 6).

On 7 March 2013, the Company borrowed $32,500 in the form of a convertible note payable, with a maturity date of 11 December 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. The note is secured by all of the assets of the Company. The Company determined the notes qualified for derivative liability treatment under ASC 815 (See Note 6).

As a result of this new convertible note, the Company recorded a discount on debt of $32,500. This discount will be amortized to interest expense over the life of the debt. As of 31 May 2013, the Company had amortized $9,901 of this discount and accrued interest expense on this note totaled $613.

On 21 March 2013 and 8 May 2013, the note holder elected to convert $7,900 and $8,300 of principal on the convertible note payable into stock subscriptions to receive 441,341 and 1,509,091 shares of the Company’s common stock. As a result of the conversions, the Company recognized $20,929 of derivative liability to additional paid-in capital, and recognized $4,452 of the unamortized debt discount to interest expense.

For the 10 September 2012, 19 November 2012, and 7 March 2013 notes, the Company recorded debt discount amortization of $72,716 and interest expense of $4,921 leaving ending balances on 31 May 2013 of face value of debt of $101,300, debt discount of $40,332, and derivative liabilities of $233,785.

6.	Derivative Liability

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

Due to its requirement to re-measure the derivative liabilities associated with this note, the Company recorded gains on derivative liability of $718,115 and $1,182,489 at May 31, 2013 and 2012, respectively. As a result of the conversion of principal to common stock on 11 February 2013, the Company recognized $51,945 of derivative liability to additional paid-in capital leaving an ending derivative liability balance on 31, May 2013 of $331,598 on this note.

The Company borrowed $56,000 on 10 September 2012, $29,000 on 19 November 2012 and $32,500 on 7 March 2013. These notes are convertible at the holder’s option based on the conditions and pricing formula detailed in Note 5.

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

The fair values of the conversion options of the debt at issuance were $433,748 and were recognized as derivative liabilities on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted.

7.	Capital Stock

Authorized

The total authorized capital is 250,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

On 22 February 2012, the Company issued 500,000 common shares under an Amendment to the Falcon agreement. The transaction was valued at $60,000 being the trading price of the Company’s shares on 22 February 2012, $0.12 per share, multiplied by the number of shares issued 500,000.

On 14 September 2012, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with a Company officer and a Company director. Pursuant to the Agreement, the officer will receive two million (2,000,000) shares of Company common stock and the director will receive two hundred and fifty thousand (250,000) shares of Company common stock. The transaction was valued at $135,000 being the trading price of the Company’s shares on 14 September 2012, $0.06 per share (post share split), multiplied by the number of shares to be issued, 2,250,000 shares.

On 1 March 2013, Ironwood Gold Corp., a Nevada corporation (the "Company"), entered into a Restricted Stock Award Agreement (the "Agreement") with a Company officer and a Company director. Pursuant to the Agreement, the officer will receive four million (4,000,000) shares of Company common stock and the director will receive four hundred thousand (400,000) shares of Company common stock. The transaction was valued at $294,800 being the trading price of the Company’s shares on 1 March 2013, $0.067 per share (post share split), multiplied by the number of shares to be issued, 4,400,000 shares.

During the nine month period ended 31 May 2013, the Company issued an additional 2,000,000 shares of common stock at $0.05 per share for services valued at $100,000, 5,000,000 shares of common stock at $0.035 per share for services valued at $175,000, and 4,000,000 shares of common stock at $0.025 per share for services valued at $100,000. The Company also issued 1,218,944 shares of common stock at $0.093 per share in conversion of $60,947 of principal and accrued interest of notes payable, 441,341 shares of common stock at $0.032 per share in conversion of $7,900 of notes payable, 1,509,091 shares of common stock at $0.017 per share in conversion of $8,300 of notes payable, and 300,000 shares of common stock at $0.067 per share in conversion of $16,373 of accounts payable and recognized a loss on debt extinguishment of $3,727.

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

On 20 April 2010, the Company granted an aggregate of 312,500 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on June 30, 2010. The weighted average exercise price of the options is $0.31 each and they are exercisable until April 20, 2020. The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 31 August 2012, 100,000 options were outstanding of which 45,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 31 May 2013 was $0.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2015.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal years 2011 and 2012 and nine months ended 31 May 2013).

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

Warrants

As at 31 May 2013 and 31 August 2012, the following share purchase warrants were outstanding and exercisable:

	Exercise
Expiry Date	Price	31-May-13	31-Aug-12
27-Aug-12	$1.40	-	-
3-Sep-12	$1.40	-	50,000
28-Sep-12	$1.40	-	15,000
8-Oct-12	$1.40	-	50,000
13-Oct-12	$1.40	-	100,000
24-Nov-12	$1.40	-	100,000
11-Jun-13	$1.40	125,000	125,000
16-Aug-16	$0.08	-	6,000,000
16-Aug-16	$0.05	6,000,000	-
1-Feb-21	$0.05	2,000,000	-
7-Mar-16	$0.25	1,300,000	-
		9,425,000	6,440,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	31-May-13		31-Aug-12
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	6,440,000	$0.17	2,015,000	$0.85
Issued	9,300,000	$0.08	6,000,000	$0.08
Exercised	-	-	-	-
Extinguished	(6,000,000)	$0.08	(1,375,000)	$0.60
Expired	(315,000)	$1.40	(200,000)	$1.40
Outstanding at end of period	9,425,000	$0.10	6,440,000	$0.17

8.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date of
	inception on 18	For the nine	For the nine
	January 2007 to	months ended	months ended
	31 May 2013	31 May 2013	31 May 2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Supplemental disclosures of noncash investing and financing activities:

The Company converted principle and accrued interest on convertible notes payable through the issuance of 1,218,944 shares of common stock at a value of $112,892, 441,341 shares of common stock at a value of $11,598, and 1,509,091 shares of common stock at a value of $25,531. The Company also converted accounts payable through the issuance of 300,000 shares of common stock at a value of $10,500.

Since the Company’s inception, related parties have contributed $68,300 to capital in the form of management fees, rent, and telephone expenses.

9.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements.

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

     On February 5, 2013, we entered into a non-binding Letter of Intent (the “LOI”) with Canadian Mining Company Inc. (“CMC”). The LOI provides us with the right to acquire 100% of CMC’s 101 unpatented mining claims and one state exploration permit (the “Option”) in the state of Arizona, USA (the “Bullard Pass Project”). The Option was granted by CMC through its wholly-owned US subsidiary Canadian Mining Company of Arizona. The aggregate consideration to be paid for the Option is $1,650,000, payable as follows: (i) 2,000,000 shares of our common stock upon entry into definitive transaction documents; (ii) exploration expenditures of $750,000 within two years of the date of the LOI, including contractors fees, consultants fees, legal fees, property taxes and assessment filings, to earn a 50% interest in CMC’s Bullard Pass Project (the “First Option Period”); (iii) additional exploration expenditures of $150,000 and 400,000 shares of common stock within two years of the First Option Period to earn an additional 10% interest in CMC’s Bullard Pass Project (the “Second Option Period”); and (iv) a $750,000 cash payment or equivalent in shares of our common stock to earn the remaining 40% interest in CMC’s Bullard Pass Project within two years of the Second Option Period, subject to a 2% net smelter return (NSR) in favor of CMC. Any of the foregoing Option Periods can be extended for an additional one year period through our payment of $50,000 to CMC for each extension.

     The proposed transaction underlying the LOI is conditioned upon, among other factors, our completion, in our sole discretion, of due diligence and receipt of results of investigations on the 101 unpatented mining claims and one state exploration permit and the Bullard Pass Project, due diligence on CMC, the execution of a definitive joint venture agreement and definitive transaction documents containing representations and warranties by CMC regarding the Bullard Pass Project, and our securing financing to fund acquisition of 100% of the Option. In accordance with the LOI, the parties have agreed to a binding exclusivity period from the date of the LOI through a period of three months following the date we provide CMC with written notice that we have completed our due diligence within which CMC will not enter into any negotiations or enter into any agreement with any other party regarding the Bullard Pass Project.

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

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2012. As of, and for the nine months ended May 31, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

     The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 20, 2012.

Comparison of nine month periods ended May 31, 2013 and May 31, 2012

     During the nine month periods ended May 31, 2013 and May 31, 2012, we earned no revenues.

     For the nine month periods ended May 31, 2013 and May 31, 2012, we incurred a net loss of $1,197,955 and $275,603, respectively. This increase for the nine month period ended May 31, 2013 is primarily attributed to an increase in interest expense and stock based compensation and gains on derivative liabilities.

Period from inception, January 18, 2007 to May 31, 2013

     Since inception, we have an accumulated deficit during the exploration stage of $5,993,727. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

     As of May 31, 2013, we had $0 in cash and cash equivalents and a working capital deficiency of $1,815,785, including $833,116 in accounts payable and accrued expenses.

     For the nine months ended May 31, 2013, we used net cash of $217,500 in operations and used net cash of $0 in investing activities. For the nine months ended May 31, 2013, we had $217,500 in net cash flow provided by financing activities, representing $217,500 from the issuance of convertible promissory notes.

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

     On September 10, 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of nine months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

     On November 19, 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of nine months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

     On March 7, 2013, the Company borrowed $32,500 in the form of a convertible note payable, with a maturity date of nine months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. In addition, the Company issued a warrant to purchase 1,300,000 shares of common stock at an exercise price of $0.25 per share exercisable anytime within 3 years. The note and warrant were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of May 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the nine months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     As of April 15, 2013, the secured convertible promissory note the Company issued to Alpha Capital Anstalt on August 16, 2011, as amended on April 20, 2012 and February 1, 2013, has been in default for non-payment of $700,000 in principal under the note. As of July __, 2013, the total arrearage of principal owed by the Company under the note is $700,000.

Item 4. Mine Safety Disclosures.

     Not applicable.

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

IRONWOOD GOLD CORP.
(Registrant)

Date: July 30, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief
Financial Officer
(Principal Executive Officer, Principal Financial Officer &
Principal Accounting Officer)