Form 10-K
period 2013-08-31
Ironwood Gold Corp.
filed 2013-12-13
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2013

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2013 was approximately $1,037,000 based upon the closing price of $0.0680 per share reported for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 10, 2013, there were 31,819,353 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

             We are a mineral exploration company building a portfolio of exploration properties containing known deposits of gold. We have targeted several prospective locations in Nevada, where approximately 80% of all gold in America is produced today.

            On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”). The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option was exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease. The Company is currently in default on this agreement. The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. (“Snowden”) has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6,000 meter drilling program after receiving Snowden’s favorable assessment.

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

            We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2012. We have funded our operations primarily through sales of our common stock and debt offerings, including the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt in August 2011.

            On April 20, 2012 and February 1, 2013, we entered into an Amendment Agreemenst (the “Amendments”) with Alpha to the Note, previously disclosed in our Current Reports on Form 8-K. In connection therewith, we also agreed to Allonges to the Note (the “Allonges”) pursuant to which an additional $200,000 was issued to us under the Note. In accordance with the Amendments and the Allonges, (i) the original principal amount under the Note has increased from $550,000 to $750,000; (ii) the conversion price under the Note has been reduced from $0.40 per share to $0.05 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 1,375,000 to 8,000,000; and (iv) the exercise price of the warrants has been reduced from $0.60 per share to $0.05 per share. The expiry date of the warrants issuable to Alpha was extended to February 1, 2021.

            In addition, we issued an aggregate of $117,500 in secured convertible promissory notes to Asher Enterprises in September 2012, November 2012 and March 2013. The notes have maturity dates nine months from the dates of issue, and bear annual interest at aree rate of 8%. The notes is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%.

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

            The spot market price of an ounce of gold has increased from a low of $253 in February 2001 to a high of $1,895 in September 2011 and $1,252.10 at the end of November 2013 This current price level has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many. Accordingly, the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting gold at our properties.

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

            On February 1, 2013, we entered into an Amendment Agreement (the “Amendment”) with Alpha to the Note, previously disclosed in our Current Report on Form 8-K filed on August 18, 2011, amended on April 20, 2012 and disclosed in ou Quarterly Report on Form 10-Q filed on April 27, 2012. In connection therewith, effective February 1, 2013 we also agreed to an Allonge to the Note (the “Allonge”) pursuant to which an additional $100,000 was issued to us under the Note. In accordance with the Amendment and the Allonge, (i) the outstanding principal amount under the Note has increased from $650,000 to $750,000; (ii) the conversion price under the Note has been reduced from $0.08 per share to $0.05 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 6,000,000 to 8,000,000; and (iv) the exercise price of the warrants has been reduced from $0.08 per share to $0.05 per share. The expiry date of the warrants issuable to Alpha remains unchanged at August 16, 2016.

            In addition, we issued an aggregate of $117,500 in secured convertible promissory notes to Asher Enterprises in September 2012, November 2012 and March 2013. The notes have maturity dates nine months from the dates of issue, and bear annual interest at aree rate of 8%. The notes is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%.

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

Capital Equipment and Expenditures

            During the year ended August 31, 2013, our efforts were primarily focused on exploring potential mining opportunities; therefore, no material capital equipment was acquired by us.

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

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810
2010	1,421	1,058
2011	1,895	1,319
2012	1,791	1,540
2013	1,716	1,211

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
Pyramid Lake
NEVADA
Sparks
Reno
Austin
Eureka
Ely
Carson City
Lake Tahoe
Walker Lake
Hawthorne
Mono Lake
Tonopah
YOSEMITE NATIONAL PARK
Caliente
San Joaquin River
KINGS CANYON NATIONAL PARK
ARIZONA
Beatty
Indian Springs
SEQUOIA NATIONAL PARK
Overton
Las Vegas
Lake Mead
Henderson
Kern River

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
T41N
T40N
Falcon/Redwood
Claims Property
TUSCARORA MOUNTAINS
Jerritt Canyon District
INDEPENDENCE MOUNTAINS
Midas
Ivanhoe
Meikle
Carlin Trend
Gold Quarry
ADOBE RANGE
Elko
Battle Mountain - Eureka Trend
Rain
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

Fiscal 2013	High	Low
First Quarter	$0.085	$0.021
Second Quarter	$0.079	$0.018
Third Quarter	$ 0.07	$0.011
Fourth Quarter	$ 0.02	$0.009

Fiscal 2012	High	Low
First Quarter	$ 0.27	$ 0.10
Second Quarter	$ 0.24	$ 0.07
Third Quarter	$ 0.14	$ 0.01
Fourth Quarter	$ 0.09	$ 0.02

            Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

            At December 10 2013, there were 31,819,353 shares of common stock issued and outstanding that were held by approximately 45 shareholders of record.

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

Recent Sales of Unregistered Shares

            The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended August 31, 2013, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

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

            As noted above, on January 25, 2011, we entered into the Lease with Falcon for the development of a gold-silver mining project known as the Falcon Property located in the northern end of the Carlin Trend gold belt in Nevada. The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option was exercisable anytime on or before November 30, 2012, unless such option period is extended pursuant to the terms and conditions of the Lease (the lease is currently in default). The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6,000 meter drilling program after receiving Snowden’s favorable assessment.

            We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2013 and in 2014. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $750,000 and $117,500 in secured convertible promissory notes to Alpha Capital Anstalt and Asher Enterprises, respectively. We intend to explore for undiscovered deposits on these properties and to acquire and explore new properties, all with the view to enhancing the value of such properties.

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

            As of August 31, 2013, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

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

            Long-lived assets. The carrying values of long-lived assets, including the carrying values of mineral property costs, are reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. We recognized impairment losses of $190,000 and $250,000 during years ended August 31, 2012 and August 31, 2013, respectively.

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

            Foreign currency translation. Our functional and reporting currency is in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, as of August 31, 2013, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Results of Operations

            The discussion and financial statements contained herein are for our fiscal year ended August 31, 2013 and August 31, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Comparison of the Fiscal Year Ended August 31, 2013 and August 31, 2012

            During the fiscal years ended August 31, 2013 and 2012, we earned no revenues from operations.

            For the fiscal year ended August 31, 2013, we incurred a net loss of $1,550,383, an increase of $161,946 as compared to a net loss of $1,388,437 for the fiscal year ended August 31, 2012. The increase in net loss for the period ended August 31, 2013 is primarily attributed to increases in general and administrative expenses and interest expense, offset by an increase in derivative liability gains. This period also included a $250,000 impairment loss on mineral property.

Period from inception, January 18, 2007 to August 31, 2013

            Since inception, we have an accumulated deficit during the exploration stage of $6,346,155. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

            As of August 31, 2013, we had $Nil in cash and cash equivalents and a working capital deficiency of $1,889,407, including $924,860 in accounts payable and accrued expenses as compared to August 31, 2012 when we had $Nil in cash and cash equivalents and a working capital deficiency of $632,009, including $632,009 in accounts payable and accrued expenses.

             For the year ended August 31, 2013, we used net cash of $217,500 in operations and used net cash of $Nil in investing activities as compared to August 31, 2012 when we used net cash of $321,877 in operations and used net cash of $10,000 in investing activities. For the year ended August 31, 2013, we had $217,500 in net cash flow provided by financing activities, representing $217,500 from the issuance of convertible promissory notes as compared to year ending August 31, 2012 when we had $100,000 in net cash flow provided by financing activities, representing $100,000 from the issuance of convertible promissory notes.

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

            On February 1, 2013, we entered into a second Amendment Agreement (the “Amendment”) with Alpha to the Note, previously disclosed in our Current Report on Form 8-K filed on August 18, 2011, amended on April 20, 2012 and disclosed in our Quarterly Report on Form 10-Q filed on April 27, 2012. In connection therewith, effective February 1, 2013 we also agreed to an Allonge to the Note (the “Allonge”) pursuant to which an additional $100,000 was issued to us under the Note. In accordance with the Amendment and the Allonge, (i) the outstanding principal amount under the Note has increased from $650,000 to $750,000; (ii) the conversion price under the Note has been reduced from $0.08 per share to $0.05 per share; (iii) the number of warrants to purchase shares of our common stock issuable to Alpha has increased from 6,000,000 to 8,000,000; and (iv) the exercise price of the warrants has been reduced from $0.08 per share to $0.05 per share. The expiry date of the warrants issuable to Alpha remains unchanged at August 16, 2016. The maturity date of the Note was extended to April 15, 2013. As of April 15, 2013 the Company was in default on this Note.

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

Contractual Obligations

            The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due to Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

            The above table outlines our obligations as of August 31, 2013 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not Applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The financial statements attached to this Form 10-K for the year ended August 31, 2013 have been examined by our independent accountants, Sadler, Gibb & Associates, L.L.C.

ITEM 9.             CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

            We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

            A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of August, 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of August 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

            1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending August 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

            None.

PART 111

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

            The following table sets forth as of November 29, 2013, the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director.

Name	Age	Position Held	Term as Director Since

Behzad Shayanfar	35 .	Chief Executive Officer, Interim Chief Financial Officer, Secretary, Director	2009

Keith P. Brill	34	Director	2011

Solomon Mayer	60	Director	2013

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

Solomon Mayer, Director

Mr. Mayer has been the Vice President of International Medical Search Co, a non-profit, medical referral organization since 2002, and President of Chailife Line, an organization that offers services for Jewish children with life threatening illnesses since 1987. From 1975 to 1985, Mr. Mayer was Director of Sales and Marketing for Sportwear, an apparel company. From 1984 to 1996, Mr. Mayer established Far East Electronics Import/Export Co., an electronics company and was responsible for developing and expanding its operations in new territories. From 1990 to 1998, Mr. Mayer established International Call Center, a licensed call service center located in India. Mr. Mayer also served as Chief Executive Officer and as a consultant for Overseas Trading, a company specializing in the export/import of baking products, from 1998 through 2002.

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

            Our audit committee is currently comprised of Mr. Behzad Shayanfar, our Chief Executive Officer, Interim Chief Financial Officer and Secretary. Mr. Shayanfar cannot be considered an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K during the year ended August 31, 2012. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. Since inception on January 18, 2007, our Board and Audit Committee have conducted their business entirely by consent resolutions and have not met, as such.

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

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of securities to file reports of change of ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file (Forms 3, 4 and 5). Based solely on our review of the copies of such forms that we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that all reports required by Section 16(a) for transactions in the year ended August 31, 2013, were timely filed.

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

Compensation Summary

            The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended August 31, 2013 and August 31, 2012.

Summary Compensation Table

						Non-Equity	Nonqualified	All
						Incentive	deferred	Other
					Option	Plan	compensation	Compen
	Year	Salary	Bonus	Stock Awards	Awards	Compensation	earnings	-sation	Total
Name and Principal Position		($)	($)	($)	($)(2)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Behzad Shayanfar	2013	$120,000	$-	$120,000	$-	$-	$-	$-	$240,000
Chief Executive Officer,
Interim Chief Financial Officer,	2012	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Secretary(1)

(1)               On September 14, 2012, we issued 2,000,000 shares of the Company’s common stock, par value, $0.001, to Behzad Shayanfar as consideration for services provided to the Company. The transaction was valued at $120,000 being the trading price of the Company’s shares on September 14, 2012, $0.06 per share (post stock split) multiplied by the number of shares issued 2,000,000.

(2)               The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended August 31, 2013 and August 31, 2012 in accordance with ASC Topic 718.

Employment Agreements

            None of our executive officers have employment agreements with us.

Outstanding Equity Awards at Fiscal Year End

Name	Number of securitiies underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Behzad Shayanfar Chief Executive Officer(1)	70,000	70,000	-	0.31	04/20/2020

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

(1)

On April 20, 2010, Mr. Shayanfar was granted an option to purchase 100,000 shares of the Company’s common stock (post stock split) pursuant to the Company’s 2010 Equity Incentive Plan, with an exercise price of $0.31 per share (post stock split). The option expires on April 20, 2020, and is subject to a vesting schedule of 20 equal quarterly installments beginning June 30, 2010 and ending March 31, 2015. As of December 3, 2013, 70,000 option shares had vested.

Compensation of Directors

            We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

            The following table sets forth compensation paid to our non-executive directors for the fiscal year ended August 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anton S. Borozdin(2)	$-	$-	$-	$-	$-	$-	$-

Keith P. Brill(6)	$-	$-	$-	$-	$-	$-	$-

(1)	The amounts for stock awards and option awards reflect the dollar amount recognized for financial statement reporting purposes for the year ended August 31, 2012 in accordance with ASC Topic 718.

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

            The following table presents certain information regarding the beneficial ownership of all shares of common stock at December 10, 2013 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 31,819,353 shares that were issued and outstanding on December 10, 2013, and ownership by these persons of options or warrants exercisable within 60 days of such date.

Name and Address	Common Shares Owned	Exercisable Options and Warrants (1)	Total	Percentage

Behzad Shayanfar (2) 123 West Nye Ln., Ste. 129 Carson City, Nevada, 89706	7,067,328	50,000	7,117,328	22.37%

Keith P. Brill 123 West Nye Ln., Ste. 129 Carson City, Nevada, 89706	655,000	-	655,000	2.05%

Alpha Capital Anstalt (4) Pradafant 7, 9490 Furstentums Vaduz, Lichenstein	220,000	-	220,000	0.69%

Callinan Mines Limited (3) Ste 1100-736 Granville St. Vancouver, BC Canada V6Z 1G3	300,000	300,000	600,000	1.89%

Robert L. Wyllie 231 Teal Way Elko, Nevada 89801	575,000	-	575,000	1.81%

CANADIAN MINING COMPANY INC 2300-1066 W HASTINGS ST VANCOUVER, BC V6H 1Z5 CANADA	4,000,000	-	4,000,000	12.57%

MICHAEL FLOROFF 32 DALMATO COURT WOODBRIDE ON, L4L 8X7 CANADA	5,175,000	-	5,175,000	16.26%

Total Officers, Directors & Affiliates	17,992,328	350,000	18,342,328	57.65%
___
(1)	Represents stock options and stock warrants exercisable at December 10, 2013 or within sixty (60) days of December 10, 2013.

(2)

Mr. Shayanfar holds options for 50,000 common shares (post stock split) presently exercisable at $0.31 or exercisable within 60 days hereof. Mr. Shayanfar directly owns 7,033,514 shares of common stock (post stock split). In addition, Mr. Shayanfar is deemed the indirect beneficial owner of 27,928 shares of common stock (post stock split) currently held by his sister, Arezoo Shayanfar, and 5,886 shares of common stock (post stock split) currently held by his brother, Reza Shayanfar. It is deemed that Mr. Shayanfar holds voting and disposition control over such shares along with a pecuniary interest given the nature of the relationships.

(3)	Mike Muzylowski exercises voting and investment control over the shares of warrants to purchase common stock held by Callinan Mines Limited.

(4)

Konrad Ackermann exercises voting and investment control over the shares of common stock and warrants to purchase common stock held by Alpha Capital Anstalt. Alpha Capital Anstalt is the direct owner of 220,000 shares of common stock (post stock split) and a warrant to purchase up to 8,000,000 shares of common stock (post stock split) at an exercise price of $0.05 per share (post stock split) (the “Warrant”). In accordance with the subscription documents entered into by and between Alpha Capital Anstalt and the Company, Alpha Capital Anstalt is contractually stipulated to a 9.99% ownership restriction. As such, the shares of common stock issuable upon exercise of the Warrant have been excluded from the beneficial ownership table above.

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

	August 31,	August 31,
	2013	2012
Audit Fees	$34,250	$9,050
Audit — Related Fees		-
Tax Fees
All Other Fees		-
Total	$34,250	$9,050

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

_____________________________
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

Ironwood Gold Corp.,
a Nevada corporation

Date: December 13, 2013	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer,
Interim Chief Financial Officer, Secretary
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

Chief Executive Officer, Interim Chief
/s/ Behzad Shayanfar	Financial Officer, Secretary & Director
	(Principal Executive Officer, Principal	December 13, 2013
Financial Officer and Principal Accounting
Behzad Shayanfar	Officer)

/s/ Keith P. Brill
Keith P. Brill	Director	December 13, 2013

Ironwood Gold Corp
(An Exploration Stage Company)

Audit Report of Independent Accountants
and
Financial Statements
31 August 2013 and 2012

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ironwood Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Ironwood Gold Corp. (an Exploration Stage Company) (the Company) as of August 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period January 18, 2007 (date of inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ironwood Gold Corp. (an Exploration Stage Company) as of August 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, and for the period January 18, 2007 (date of inception) to August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
December 4, 2013

F-i

Ironwood Gold Corp
(An Exploration Stage Company)
Balance Sheets

	31-Aug-13	31-Aug-12
	$	$
Assets

	-	-
Total Assets	-	-

Liabilities

Current
Accounts payable and accrued expenses (including accounts
payable to related parties of $166,523 and $85,400,
respectively)	924,860	632,009
Convertible promissory notes, net of discounts of $135,858 and
$-0-, respectively	667,672	-
Derivative liability	296,875	-
Total Current Liability	1,889,407	632,009
Long Term
Convertible promissory note, net of discounts of $-0- and
$409,626, respectively	-	240,374
Derivative liability	-	947,186
Total Liabilities	1,889,407	1,819,569

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Common stock
Authorized: 250,000,000 common shares, par value $0.001 Issued and outstanding: 31 August 2013 – 31,819,336 common shares 31 August 2012 – 6,699,960 common shares	31,819	6,700
Capital in excess of par value	4,364,929	2,909,503
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(6,346,155)	(4,795,772)
Total Stockholders’ Deficiency	(1,889,407)	(1,819,569)
Total Liabilities and Stockholders’ Deficiency	-	-

Ironwood Gold Corp
(An Exploration Stage Company)
Statement of Operations

			For the period from
			the date of
		For the year	inception on 18
	For the year ended	ended	January 2007 to
	31-Aug-13	31-May-12	31-Aug-13
	$	$	$
Expenses
Exploration	-	175,166	938,717
General and administrative	1,509,532	519,939	3,860,193
Impairment loss on mineral property	250,000	190,000	1,690,360

Total Operating Expenses	1,759,532	885,105	6,489,270

Other (income) expense
Forgiveness of debt	-	-	(587,030)
Interest expense	1,357,469	1,174,353	2,665,444
Gain on debt extinguishment	(22,110)	(10,761)	(32,871)
Loss (gain) on derivative liabilities	(1,544,508)	(660,260)	(2,188,658)

Total other (income) expense	(209,149)	503,332	(143,115)

Net Income (Loss)	(1,550,383)	(1,388,437)	(6,346,155)

Basic and diluted loss per common share	(0.08)	(0.21)

Weighted average number of common shares - Basic and diluted	20,393,516	6,462,255

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Cash Flows

			For the period
			from the date of
		For the year	inception on 18
	For the year ended	ended	January 2007 to
	31-Aug-13	31-Aug-12	31-Aug-13
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,550,383)	(1,388,437)	(6,346,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	1,236,177	1,086,030	2,453,569
Stock issued for services	1,004,800	-	1,424,820
Vesting of stock options	115,224	115,224	475,304
Impairment loss on mineral property acquisition costs	250,000	190,000	1,690,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	(1,544,508)	(660,260)	(2,188,658)
(Gain) on debt extinguishment	(22,110)	(10,761)	(32,871)
Contributions to capital by related party		20,000	68,300
Changes in operating assets and liabilities:
Due to related parties	-	-	34,166
Prepaid expenses and deposits	(50,000)	25,000	(50,000)
Increase in accounts payable and accrued expenses	343,300	301,327	1,037,430
Net cash flows (used in) operating activities	(217,500)	(321,877)	(2,020,765)

Cash flows used in investing activities
Acquisition of mineral property interest	-	(10,000)	(220,785)
Net cash flows (used in) investing activities	-	(10,000)	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	217,500	100,000	867,500
Common shares issued for cash	-	-	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	217,500	100,000	2,241,550

Increase (decrease) in cash and cash equivalents	-	(231,877)	-
Cash and cash equivalents, beginning of period	-	231,877	-
Cash and cash equivalents, end of period	-	-	-

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Ironwood Gold Corp
(An Exploration Stage Company)
Statements of Stockholders' (Deficiency) Equity

	Number of	Capital stock	Subscription	Additional	Deficit,	Total
	shares		received	paid-in	accumulated	stockholders'
	issued			capital	during the	(deficiency)
					exploration	equity
					stage	equity
		$	$	$	$	$
Balance as 18 January 2007 (inception)
Issuance of common shares for cash - 8 August 2007 (Note 9)	5,000,000	5,000		(3,000)		2,000
Issuance of common shares for cash - 31 August 2007 (Note 9)	1,925,000	1,925		36,575		38,500
Contributions to capital by related parties - expenses (Notes 6 and 11)				10,150		10,150
Net operating loss for the period 18 January 2007 (date of inception) to 31 August 2007					(27,074)	(27,074)
Balance at 31 August 2007	6,925,000	6,925	-	43,725	(27,074)	23,576
Contributions to capital by related parties - expenses (Notes 6 and 11)				17,400		17,400
Net loss for the year					(52,709)	(52,709)
Balance at 31 August 2008	6,925,000	6,925	-	61,125	(79,783)	(11,733)
Contributions to capital by related parties - expenses (Notes 6 and 11)				17,400		17,400
Net loss for the year					(30,026)	(30,026)
Balance at 31 August 2009	6,925,000	6,925	-	78,525	(109,809)	(24,359)

Common shares returned to treasury and cancelled 26 October 2010 (Note 9)	(4,500,000)	(4,500)		4,500		-
Contributions to capital by related parties - expenses (Notes 6 and 11)				3,350		3,350
Common shares issued for mineral property 28 October 2009 (Note 9)	853,750	854		16,221		17,075
Common shares issed for mineral property 30 November 2009 (Note 9)	25,000	25		475		500
Common shares issued for mineral property 1 December 2009 (Note 9)	500,000	500		9,500		10,000
Common shares issued for mineral property 7 December 2009 (Note 9)	350,000	350		6,650		7,000
Issuance of common shares for cash 13 January 2010 (Note 9)	130,710	131		653,419		653,550
Share issue costs				(15,000)		(15,000)
Common shares issued for debt used to acquire mineral property 13 January 2010 (Note 3 and 9)	103,000	103		514,897		515,000
Stock based compensation				90,020		90,020
Common shares cancelled 26 August 2010 (Note 9)	(747,500)	(748)		748		-
Issuance of common shares for cash 27 August 2010 (Note 9)	200,000	200		103,123		103,323
Fair value allocated to 200,000 warrants issued in conjunction with common shares 27 August 2010				96,677		96,677
Net loss for the period					(831,398)	(831,398)
Balance at 31 August 2010	3,839,960	3,840	-	1,563,105	(941,207)	625,738
Issuance of common shares for cash and warrants - 3 September 2010 (Note 9)	50,000	50		25,825		25,875
Fair value allocated to 50,000 warrants issued in conjunction with common shares 3 September 2010				24,125		24,125
Issuance of common shares for cash and warrants - 28 September 2010 (Note
9)	15,000	15		7,733		7,748
Fair value allocated to 15,000 warrants issued in conjunction with common shares 28 September 2010				7,252		7,252
Issuance of common shares for services - 30 September 2010 (Note 9)	5,000	5		4,995		5,000
Stock options vested for services - 30 September 2010 (Note 9)				90,020		90,020

Issuance of comon shares for cash and warrants - 8 October 2010 (Note 9)	50,000	50		25,817		25,867
Fair value allocated to 50,000 warrants issued in conjunction with common shares 8 October 2010				24,133		24,133

Issuance of common shares for cash and warrants - 13 October 2010 (Note 9)	100,000	100		51,669		51,769
Fair value allocated to 100,000 warrants issued in conjunction with common shares 13 October 2010				48,231		48,231

Issuance of common shares for cash and warrants - 19 October 2010 (Note 9)	100,000	100		51,479		51,579
Fair value allocated to 100,000 warrants issued in conjunction with common shares 19 October 2010				48,421		48,421
Stock options vested for services - 31 December 2010 (Note 9)				61,214		61,214
Issue common shares for mineral property - 16 March 2011 (Note 9)	75,000	75		44,925		45,000
Stock options vested for services - 31 March 2011 (Note 9)				46,811		46,811

Issuance of common shares for cash and warrants - 15 June 2011 (Note 9)	125,000	125		66,568		66,693
Fair value allocated fo 125,000 warrants issued in conjunction with common shares 15 June 2011				58,307		58,307
Stock options vested for services - 30 June 2011 (Note 9)				46,811		46,811
Issuance of common shares for services - 18 July 2011 (Note 9)	5,000	5		3,995		4,000
Issuance of common shares for services - 31 July 2011 (Note 9)	1,250,000	1,250		248,750		250,000
Issuance of common shares for debt - 5 August 2011 (Note 9)	10,000	10		9,247		9,257
Issuance of common shares for services - 16 August 2011 (Note 9)	200,000	200		39,800		40,000
Issuance of common shares in conjunction with a convertible note payable and warrants - 16 August 2011 (Note 9)	220,000	220		24,701		24,921
Issuance of common shares for services - 24 August 2011 (Note 9)	150,000	150		29,850		30,000
Issuance of common shares for services - 31 August 2011 (Note 9)	5,000	5		995		1,000
Debt contributed to capital				60,000		60,000
Subscriptions received			60,000			60,000
Net loss for the year					(2,466,128)	(2,466,128)
Balance at 31 August 2011	6,199,960	6,200	60,000	2,714,779	(3,407,335)	(626,356)

Stock options vested for services - 30 Sep & 31 Dec 2011 (Note 9)				115,224		115,224
Issuance of common shares per amended falcon agreement - 22 February 2012 (Note 9)	500,000	500		59,500		60,000
CEO salary contributed to capital				20,000		20,000
Secured Promissory Note replacing old debt with new						-
Reclassification for Beneficial Conversion						-
Net loss for the year					(1,388,437)	(1,388,437)
Balance at 31 August 2012	6,699,960	6,700	60,000	2,909,503	(4,795,772)	(1,819,569)

Rounding error	17	-	-	-	-	-
Common stock issued for services	17,650,000	17,650	-	987,150	-	1,004,800
Common stock issued for conversion of debt	3,469,376	3,469	-	157,052	-	160,521
Common stock issued for deposits	4,000,000	4,000	-	196,000		200,000
Vesting of stock options issued	-	-	-	115,224	-	115,224
Net loss for the year					(1,550,383)	(1,550,383)
Balance at 31 August 2013	31,819,353	31,819	60,000	4,364,929	(6,346,155)	(1,889,407)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

1.	Nature and Continuance of Operations

The Company, Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on 18 January 2007, with the authorized common stock of 25,000,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties. On 6 October 2009, the Company formed a wholly-owned subsidiary in the State of Nevada named “Ironwood Gold Corp”. On 8 October 2009, the Company merged with its wholly-owned subsidiary, Ironwood Gold Corp. and the name of the merged entity was change to Ironwood Gold Corp.

The Company is an exploration stage company. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the exploration stage.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the year ended 31 August 2013, of $1,550,383 (31 August 2012 – $1,388,437, cumulative – $6,346,155) and had working capital deficit of $1,889,407 at 31 August 2013 (31 August 2012 - $632,009).

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
31 August 2013 and 2012

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

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each ton of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time. To date the Company has not incurred any reclamation costs.

Long-lived assets

The carrying values of long-lived assets, including the carrying values of mineral property costs, are reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company recognized impairment losses of $250,000 (on mining property deposits) and $190,000 as of August 31, 2013 and August 31, 2012, respectively.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

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

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As of August 31, 2013 and 2012, there were 15,320,000 and -0-, respectively, potential common shares outstanding. All stock options and warrants outstanding are anti-dilutive having an exercise price that is more than the quoted value of the common stock at those dates.

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

Fair value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Stock-based compensation

The Company follows the provisions of ASC 718, whereby stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

3.	Mineral Properties

Falcon Mine Property

On 2 February 2011, the Company entered into an acquisition agreement (the “Falcon Agreement”) for an interest in the prospective gold-silver project known as the Falcon Mine Property with the signing of a 2- year lease agreement which included a 50% earn-in Joint Venture agreement option. The property consists of 6 patented claims and 60-100 newly staked claims that join the patented claims on which the mine is situated.

The Falcon Agreement called for cash payments of $225,000 by 1 September 2012, issuance of 75,000 shares of common stock by 28 January 2011, issuance of another 75,000 shares of common stock by 30 November 2011, and a minimum of 8 drill holes by 30 November 2012 with 4 holes completed by 30 November 2011. On February 22, 2012, Amendment No 1 to the Falcon Agreement was executed. In consideration for Falcon’s agreement to extend the due dates of the November 2011 Payment and the Share Issuance to April 6, 2012, the Company paid Falcon $10,000 and issued to Falcon 500,000 shares of common stock of the Company. As of 31 May 2012, the Company had paid $75,000 under the original agreement and $5,000 under the amended agreement, and had issued 75,000 common shares under the original agreement and 500,000 common shares under the Amended Agreement. The 500,000 share issuance was completed in accordance with the Amended Agreement on February 22, 2012. The shares were valued at $60,000 being the numbers of shares issued multiplied by the closing price on February 22, 2012 of $0.12.

During the year ended 31 August 2012, the Company incurred exploration costs of $98,987 on the Falcon Mine Property. Additionally, the Company was in default on this agreement and as the Company had other indicators of impairment due to its recurring net losses, the Company determined these capitalized costs were impaired and recorded a related impairment loss of $190,000 in its statement of operations for the period ended 31 August 2012.

4.	Deposits

The Company made deposits on the acquisition of mineral rights claims on two properties in the aggregate of $250,000, being $50,000 in cash and $200,000 in the value of shares of common stock issued. Due to a subsequent cancellation by the Company of the related option agreements, the total deposit was determined to be impaired at August 31, 2013, and a related impairment loss of $250,000 was recognized.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

5.	Related Party Transactions

During the year ended 31 August 2013, the Company accrued management fees to its CEO of $120,000 (year ended 31 august 2012 - $120,000) and paid $38,877 in management fees owed. Included in accounts payable at 31 August 2013, is $166,523 due to the Company’s CEO for management fees and travel expenses (31 August 2012 - $85,400).

6.	Convertible Promissory Notes

On August 16, 2011, the Company borrowed $550,000 in the form of a convertible note payable, with a maturity date of November 16, 2012, and an annual interest rate of 10% (default interest rate of 16%). The note is convertible at the holder’s option at $0.40 per share. The note is secured by all of the assets of the Company. In conjunction with this note payable, the Company issued 1,375,000 warrants to purchase common shares of the Company’s common stock, and issued 220,000 shares of common stock. The Company determined the notes qualified for derivative liability treatment under ASC 815 (see Note 7). Accordingly, the Company recorded amounts based on their relative fair values (debt - $351,409; warrants - $173,670; and common stock - $24,921). The fair value of the warrants was determined using the Black- Scholes model and included the following assumptions: risk free rate of 0.95% and annual volatility of 241%. The warrants have an exercise price of $0.60 and have a contractual life of 5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature was $173,670 and $209,729, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants.

On April 20, 2012, the Company restructured this debt by receiving $100,000 in cash, issuing 4,625,000 additional warrants with an exercise price of $.08, and reducing the conversion price on the debt to $0.08. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt restructure of $10,761. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $338,050 and $311,950. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants).

On February 1, 2013, the Company restructured this debt by receiving $100,000 in cash, issuing 2,000,000 additional warrants with an exercise price of $.08, and reducing the conversion price on the debt to $0.05. The Company accounted for this debt restructure as an extinguishment of debt, replaced by new debt, due to a substantial modification of terms. As a result, the Company recorded a gain on debt restructure of $16,237. Additionally, the Company recorded new discounts for the beneficial conversion feature and additional warrants of $274,991 and $131,780. These discounts will be amortized to interest expense over the life of the debt (for the beneficial conversion feature) and over the contractual life of the warrants (for the warrants).

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

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

As of April 15, 2013, the Company was in default on this loan. Accordingly, the Company recognized the remaining discount on debt (related to the beneficial conversion feature) to interest expense, in the amount of $232,597, on that date. The discount related to the warrants will continue to be amortized over the contractual life of the warrants. As of 31 August 2013, the Company had recorded related amortization on debt discounts of $291,442 leaving an unamortized balance of debt discounts of $118,184 (31 August 2012 - $240,374 and $409,626), and an ending derivative liability balance of $73,705. Accrued interest expense on this note totaled $143,036 at 31 August 2013 (31 August 2012 - $61,055).

Total interest expense recorded for this note totaled $92,928 and $58,795 at August 31, 2013 and 2012, respectively. As of April 15, 2013, the Company was in default on this loan agreement due to lack of payment.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

For the 10 September 2012, 19 November 2012, and 7 March 2013 notes, the Company recorded debt discount amortization of $95,397 and interest expense of $8,946 leaving ending balances on 31 August 2013 of face value of debt of $119,820, debt discount of $17,651, and derivative liabilities of $220,944.

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

Due to its requirement to re-measure the derivative liabilities associated with this note, the Company recorded gains on derivative liability of $989,382 and $660,260 at August 31, 2013 and 2012, respectively. As a result of the conversion of principal to common stock on 11 February 2013, the Company recognized $51,945 of derivative liability to additional paid-in capital leaving an ending derivative liability balance on 31 August 2013 of $73,705 on this note.

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
31 August 2013 and 2012

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

Due to its requirement to re-measure the derivative liabilities associated with this note, the Company recorded gains on derivative liability of $555,126 at August 31, 2013.

8.	Capital Stock

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

During the year ended 31 August 2013, the Company issued an additional 2,000,000 shares of common stock at $0.05 per share for services valued at $100,000, 5,000,000 shares of common stock at $0.067 per share for services valued at $335,000, and 4,000,000 shares of common stock at $0.035 per share for services valued at $140,000. The Company also issued 1,218,944 shares of common stock at $0.05 per share in conversion of $60,947 of principal and accrued interest of notes payable, 441,341 shares of common stock at $0.018 per share in conversion of $7,900 of notes payable, 1,509,091 shares of common stock at $0.017 per share in conversion of $8,300 of notes payable, and 300,000 shares of common stock at $0.067 per share in conversion of $16,373 of accounts payable and recognized a loss on debt extinguishment of $20,100.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

On January 22, 2013, the Company issued 4,000,000 shares of its common stock for deposits on mining property rights. These shares were valued at $200,000, based on the closing quoted value of the Company’s stock on that date.

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

On 20 April 2010, the Company granted an aggregate of 312,500 incentive options to various directors and officers of the Company. The options vest evenly, at the end of each calendar quarter, over five years beginning on 30 June 30 2010. The weighted average exercise price of the options is $0.31 each and they are exercisable until 20 April 2020.

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 31 August 2013, 100,000 options were outstanding of which 65,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 31 August 2013 was $-0-

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until 20 April 2020.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 (no options issued in fiscal years 2012 and 2013).

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

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

Warrants/Options

As at 31 August 2013 and 2012, the following share purchase warrants/options were outstanding and exercisable:

Expiry	Exercise
Date	Price	31-Aug-13	31-Aug-12
3-Sep-12	$1.40		50,000
28-Sep-12	$1.40		15,000
8-Oct-12	$1.40		50,000
13-Oct-12	$1.40		100,000
24-Nov- 12	$1.40		100,000
11-Jun-13	$1.40		125,000
20-Apr-20	$0.31	100,000	100,000
16-Aug- 16	$0.08	6,000,000	6,000,000
1-Feb-21	$0.05	2,000,000	-
7-Mar-16	$0,25	1,300,000	-
		9,400,000	6,540,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

Share purchase warrant transactions and the number of share purchase warrants and options outstanding and exercisable are summarized as follows:

	31-Aug-13		31-Aug-12
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants/Options	Exercise	Warrants/Options	Exercise
		Price		Price
Outstanding at beginning of period	6,540,000	$0.17	2,115,000	$0.85
Issued	9,300,000	$0.10	6,000,000	$0.08
Exercised	-	-	-	-
Extinguished	(6,000,000)	$0.08	(1,375,000)	$0.60
Expired	(440,000)	$1.40	(200,000)	$1.40
Outstanding at end of period	9,400,000	$0.13	6,540,000	$0.17

9.	Income Taxes

The Company has cumulative net operating loss carry-forwards of $3,767,260 (deficit accumulated during the exploration stage of $6,346,155, less cumulative expense related to: contributed services $68,300, the vesting of incentive stock options of $565,324; impairment losses of $1,690,360; debt discount amortization and interest expense of $2,453,569; and change in derivative liability of ($2,198,658)). The related deferred tax asset of approximately $2,140,000 has been fully offset by a valuation allowance as we have determined it unlikely that the Company will be able to use these losses to offset future taxable income. These net operating losses will begin to expire in 2026.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	18 January	For the year	For the year
	2007 to 31	ended 31	ended 31
	August 2013	August 2013	August 2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Supplemental disclosures of noncash investing and financing activities:

Since the Company’s inception, related parties have contributed $68,300 to capital in the form of management fees, rent, and telephone expenses.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

The Company converted principal and accrued interest on convertible notes payable through the issuance of 1,218,944 shares of common stock at a value of $112,892, 441,341 shares of common stock at a value of $11,598, and 1,509,091 shares of common stock at a value of $25,531. The Company also converted accounts payable through the issuance of 300,000 shares of common stock at a value of $10,500.

11.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements (Note 3).

Fair Value Measurement

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of October 31, 2013 and 2012, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	October 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability	$(296,875)	$—	$(296,875)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	October 31, 2012	(Level 1)	(Level 2)	(Level 3)

Derivative liability	$(947,186)	$—	$(947,186)	$—

12.	Subsequent Events

On September 25, 2013, Ironwood Gold Corp., a Nevada corporation (the “Company”), entered into a Non- Qualified Stock Option Agreement (the “Agreement”) with Solomon Mayer, in connection with his service as a director of the Company. Pursuant to the Agreement, Mr. Mayer was granted an option to purchase one hundred thousand (100,000) shares of Company common stock for a purchase price of $0.01 per option share. Subject to Mr. Mayer’s continued service with the Company, the option will vest and become exercisable in twenty (20) equal quarterly installments beginning on October 1, 2013 and ending on July 1, 2018, when the option will be 100% vested and exercisable. The material terms and conditions of Mr. Mayer’s appointment as a director are more fully reported and detailed under Item 5.02 and incorporated herein by reference.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Financial Statements
31 August 2013 and 2012

On September 25, 2013, the Company delivered a letter (the “Termination Letter”) to Canadian Mining Company Inc. (“CMC”) pursuant to which the Company elected to terminate (i) its First Option under items 3.7, 3.8(a) and 3.8(b) of the Option and Joint Venture Agreement between the Company, CMC and Canmin Mexico S.A. de C.V., dated January 21, 2013 (the “San Bernardo Project Agreement”); and (ii) its First Option under items 3.6, 3.7(a) and 3.7(b) of the Option and Joint Venture Agreement between the Company, CMC and Canadian Mining of Arizona (the “Bullard Pass Agreement”). There are no material relationships between the Company or its affiliates and any of the other parties to the San Bernardo Project Agreement or the Bullard Pass Agreement, and no early termination penalties were incurred by the Company in connection with the Termination Letter.