Form 10-Q
period 2013-11-30
Ironwood Gold Corp.
filed 2014-01-21
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 17 , 2014
Common stock, $0.001 par value	34,989,201

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013	1
Condensed Statements of Operations for the three a month periods ended November 30, 2013 and November 30, 2012 and for the period from January 18, 2007 (inception) to November 30, 2013 (Unaudited)	2
Condensed Statements of Cash Flows for the three month periods ended November 30, 2013 and November 30, 2012 and for the period from January 18, 2007 (inception) to November 30, 2012 (Unaudited)	3
Notes to Condensed Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signature Page	20
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended August 31, 2013, filed on December 13,2013.

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

PART I—FINANCIAL INFORMATION

Ironwood Gold Corp
(An Exploration Stage Company)

Condensed Financial Statements
(Unaudited)
30 November 2013

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Balance Sheets

	30-Nov-13
	(Unaudited)	31-Aug-13
	$	$
Assets

	-	-
Total Assets	-	-

Liabilities

Current
Accounts payable and accrued expenses (including accounts payable to related parties of $216,516 and $166,253, respectively)	823,266	772,557
Accrued interest	185,270	152,303
Convertible promissory notes, net of discounts of $118,883 and $135,835, respectively	721,417	667,672
Derivative liability	260,842	296,875
Total Current Liabilities	1,990,795	1,889,407

Total Liabilities	1,990,795	1,889,407

Stockholders’ Deficiency
Common stock
Authorized: 250,000,000 common shares, par value $0.001 Issued and outstanding: 30 November 2013 – 31,819,336 common shares 31 August 2013 – 31,819,336 common shares	31,819	31,819
Capital in excess of par value	4,393,735	4,364,929
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(6,476,349)	(6,346,155)
Total Stockholders’ Deficiency	(1,990,795)	(1,889,407)
Total Liabilities and Stockholders’ Deficiency	-	-

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period
			from the date of
	For the three	For the three	inception on 18
	months ended	months ended	January 2007 to
	30-Nov-13	30-Nov-12	30-Nov-13
	$	$	$
Expenses
Exploration	-	-	938,717
General and administrative	111,835	275,409	3,972,028
Impairment loss on mineral property	-	-	1,690,360

Total Operating Expenses	111,835	275,409	6,601,105

Other (income) expense
Forgiveness of debt	-	-	(587,030)
Interest expense	70,751	271,285	2,736,195
Gain on debt extinguishment	-	-	(32,871)
Loss (gain) on derivative liabilities	(52,392)	(25,278)	(2,241,050)

Total other (income) expense	18,359	246,007	(124,756)

Net Income (Loss)	(130,194)	(521,416)	(6,476,349)

Basic and diluted loss per common share	(0.004)	(0.06)

Weighted average number of common shares - Basic and diluted	31,819,336	8,603,806

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from the
	For three months	For three months	date of inception on 18
	ended	ended	January 2007 to
	30-Nov-13	30-Nov-12	30-Nov-13
	$	$	$
Cash flows used in operating activities
Net loss for the period	(130,194)	(521,416)	(6,476,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	33,311	252,015	2,486,880
Stock issued for services	-	135,000	1,424,820
Vesting of stock options	28,806	28,806	504,110
Impairment loss on mineral property acquisition	-	-	1,690,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	(52,392)	(25,278)	(2,241,050)
(Gain) loss on debt extinguishment	-	-	(32,871)
Contributions to capital by related party	-	-	68,300
Changes in operating assets and liabilities:
Due to related parties	-	-	34,166
Prepaid expenses and deposits	-	-	(50,000)
Increase in accounts payable and accrued expenses	83,676	46,694	1,118,899
Net cash flows (used in) operating activities	(36,793)	(84,179)	(2,059,765)

Cash flows used in investing activities
Acquisition of mineral property interest	-	-	(220,785)
Net cash flows (used in) investing activities	-	-	(220,785)

Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	36,793	85,000	906,500
Common shares issued for cash	-	-	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	36,793	85,000	2,280,550

Increase (decrease) in cash and cash equivalents	-	821	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	821	-

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

The interim financial statements for the three months ended 30 November 2013 and 30 November 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended 31 August 2013 filed with the SEC.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the three months ended 30 November 2013, of $130,194 (three months ended 30 November 2012 – net loss of $521,416), cumulative – net loss of $6,476,349 and had a working capital deficit of $1,990,795 as of 30 November 2013 (31 August 2013 - $1,889,407), which raises substantial doubt about its ability to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital, through debt and equity financing, to continue operating and maintaining its business strategy during the fiscal year ending 31 August 2014. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

(2)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As of 30 November 2013, 34,278,788 such potentially dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding.

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

(3)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

During the three months ended 30 November 2013, the Company accrued management fees to its CEO of $30,000. Included in accounts payable at 30 November 2013, is $216,516 due to the Company’s CEO for management fees, travel expenses and payments made on behalf of the Company (31 August 2013 - $166,523).

4.	Convertible Promissory Notes

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

(4)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

As of April 15, 2013, the Company was in default on this loan. Accordingly, the Company recognized the remaining discount on debt (related to the beneficial conversion feature) to interest expense, in the amount of $232,597, on that date. The discount related to the warrants will continue to be amortized over the contractual life of the warrants. As of 30 November 2013, the Company had recorded related amortization on debt discounts of $295,549 leaving an unamortized balance of debt discounts of $114,077, and an ending derivative liability balance of $68,427. Accrued interest expense on this note totaled $170,960 at 30 November 2013. Total interest expense recorded for this note totaled $27,923 for the three months ended 30 November 2013.

During the three months ended 30 November 2013, the Company received advances from this same creditor of $36,793. These advances were not part of the debt agreement, until subsequent to period end (26 December 2013), at which time an allonge was created to make these advances part of the loan agreement.

On 10 September 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of 12 June 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the note qualified for derivative liability treatment under ASC 815 (See Note 5).

(5)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

On 19 November 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of 21 August 2013, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note is secured by all of the assets of the Company. The Company determined the note qualified for derivative liability treatment under ASC 815 (See Note 5).

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

On 16 July 2013, the Company borrowed $7,000 in the form of a convertible note payable, with a maturity date of 18 April 2014, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. The note is secured by all of the assets of the Company. The Company determined the notes qualified for derivative liability treatment under ASC 815 (See Note 5).

For the 10 September 2012, 19 November 2012, 7 March 2013, and 16 July 2014 notes, the Company recorded debt discount amortization of $18,677 and interest expense of $5,451 leaving ending balances on 30 November 2013 of face value of debt of $108,300, debt discount of $4,806, and derivative liabilities of $192,415.

(6)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

Due to its requirement to re-measure the derivative liabilities associated with this note, for the three month period ending 30 November 2013, the Company recorded a gain on derivative liability of $5,278.

The Company borrowed $56,000 on 10 September 2012, $29,000 on 19 November 2012, $32,500 on 7 March 2013, and $7,000 on 16 July 2013. These notes are convertible at the holder’s option based on the conditions and pricing formula detailed in Note 4.

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

The fair values of the conversion options of the debt at issuance were $450,107 and were recognized as derivative liabilities on the date of issuance with all future changes in the fair value of this derivative being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted.

(7)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

Due to its requirement to re-measure the derivative liabilities associated with these notes, for the three month period ending 30 November 2013, the Company recorded a net gain on derivative liability of $47,114.

6.	Capital Stock

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

(8)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

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

The weighted average grant-date fair value for these options was $1,800,400. During the year ended 31 August 2011, 212,500 options were forfeited. On 30 November 2013, 100,000 options were outstanding of which 70,000 were vested. Due to the fact that the options were out of the money, the aggregate intrinsic value of options outstanding and exercisable at 30 November 2013 was $Nil.

On 25 September 2013, the Company issued an option to an individual to purchase 100,000 shares of the Company’s common stock at an exercise price of $.01. This option vests evenly over 20 quarters, subject to the holder’s continued service with the Company, and has a term of 10 years. The calculated fair value of the options of $1,190 will be amortized over the vesting period.

Stock-based compensation expense

Options granted to directors and officers of the Company are accounted for using the Black-Scholes option pricing model and recoded as the options vest. The exercise price of the options is $0.31 each and they are exercisable until April 20, 2020.

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 and three months ended November 30, 2013:

Expected annual dividend rate	0.00%
Weighted average exercise price	$6.00
Risk-free interest rate	3.23%
Average expected life (years)	10

(9)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

Expected volatility of common stock	100.00%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.45

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Warrants and Options

As at 30 November 2013 and 31 August 2013, the following share purchase warrants/options were outstanding and exercisable:

Expiry Date	Exercise Price	30-Nov-13	31-Aug-13
20-Apr-20	$0.31	100,000	100,000
16-Aug- 16	$0.08	6,000,000	6,000,000
1-Feb-21	$0.05	2,000,000	2,000,000
7-Mar-16	$0.25	1,300,000	1,300,000
25-Sep-23	$0.01	100,000	-
		9,500,000	9,400,000

(10)

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
30 November 2013

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	30-Nov-13		31-Aug-13
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants/Options	Exercise	Warrants/Options	Exercise
		Price		Price
Outstanding at beginning of period	9,400,000	$0.13	6,540,000	$0.17
Issued	100,000.01		9,300,000	$0.10
Exercised	-	-	-	-
Extinguished	-	-	(6,000,000)	$0.08
Expired	-	-	(440,000)	$1.40
Outstanding at end of period	9,500,000	$0.10	9,400,000	$0.13

7.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date of
	inception on 18	For the three	For the three
	January 2007 to	months ended	months ended
	30 November	30 November	30 November
	2013	2013	2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

8.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements.

9.	Subsequent Events

On December 16, 2013 and January 8, 2014 the Company issued 1,584,848 and 1,585,000 common shares, respectively, upon the conversion of $5,230 and $3,170 of convertible notes, respectively.

(11)

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2012. As of, and for the three months ended November 30, 2013, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed on December 13, 2013.

Comparison of three month periods ended November 30, 2013 and November 30, 2012

During the three month periods ended November 30, 2013 and November 30, 2012, we earned no revenues.

For the three month periods ended November 30, 2013 and November 30, 2012, we incurred a net loss of $130,194 and $521,416, respectively. This decrease for the three month period ended November 30, 2013 is primarily attributed to a decrease in interest expense and stock based compensation and an increase in gains on derivative liabilities.

Period from inception, January 18, 2007 to November 30, 2013

Since inception, we have an accumulated deficit during the exploration stage of $6,476,349. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of November 30, 2013, we had $0 in cash and cash equivalents and a working capital deficiency of $1,990,795, including $1,008,536 in accounts payable and accrued expenses.

For the three months ended November 30, 2013, we used net cash of $36,793 in operations and used net cash of $0 in investing activities. For the three months ended November 30, 2013, we had $36,793 in net cash flow provided by financing activities, representing $36,793 from the issuance of convertible promissory notes.

We expect to continue to incur operating losses in the near future as we initiate mining exploration operations at our property through the remainder of 2014. We have funded our operations primarily through sales of our common stock and debt offerings, including most recently the issuance of a $550,000 secured convertible promissory note to Alpha Capital Anstalt (“Alpha”) in August 2011 (as further described below), and convertible notes to Asher Enterprises, Inc. in the amount $56,000, $29,000, $32,500 and $7,000 in September and November, 2012, and March and July 2013, respectively.

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

On September 10, 2012, the Company borrowed $56,000 in the form of a convertible note payable, with a maturity date of three months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

On November 19, 2012, the Company borrowed $29,000 in the form of a convertible note payable, with a maturity date of three months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the average of the lowest two trading prices for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 45%. The note was issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

On March 7, 2013, the Company borrowed $32,500 in the form of a convertible note payable, with a maturity date of three months from the date of issuance, and an annual interest rate of 8%. The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. In addition, the Company issued a warrant to purchase 1,300,000 shares of common stock at an exercise price of $0.25 per share exercisable anytime within 3 years. The note and warrant were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

On 21 March 2013 and 8 May 2013, the note holder elected to convert $7,900 and $8,300 of principal on the convertible note payable into stock subscriptions to receive 441,341 and 1,509,091 shares of the Company’s common stock.

On 16 July 2013, the Company borrowed $7,000 in the form of a convertible note payable, with a maturity date of 18 April 2014, and an annual interest rate of 8% (default interest rate of 22%). The note is convertible at the holder’s option, during the period beginning 180 days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount, at a variable conversion price equal to the lowest trading price for the common stock during the 60 trading day period ending on the latest complete trading day prior to the conversion date and discounted by 55%. The note is secured by all of the assets of the Company. The note and warrant were issued in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of November 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of April 15, 2013, the secured convertible promissory note the Company issued to Alpha Capital Anstalt on August 16, 2011, as amended on April 20, 2012 and February 1, 2013, has been in default for non-payment of $700,000 in principal under the note. As of January 17, 2014 the total arrearage of principal owed by the Company under the note is $700,000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit	Name
Number
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.2	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.3	By-laws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed on October 18, 2007)
3.4	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 29, 2009)
3.5	Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 28, 2011)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 9, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

IRONWOOD GOLD CORP.
(Registrant)

Date: January 21, 2014	By:	/s/ Behzad Shayanfar
Behzad Shayanfar, Chief Executive Officer, Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)