Form 10-Q
period 2014-02-28
Ironwood Gold Corp.
filed 2014-04-21
CIK 1393909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]      NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common stock, $0.001 par value	228,947,593

IRONWOOD GOLD CORP.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013	2
Condensed Statements of Operations for the three a month periods ended February 28, 2014 and February 28, 2013 and for the period from January 18, 2007 (inception) to February 28, 2014 (Unaudited)	3
Condensed Statements of Cash Flows for the three month periods ended February 28, 2014 and February 28, 2013 and for the period from January 18, 2007 (inception) to February 28, 2013 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
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
28 February 2014

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Balance Sheets

	28-Feb-14
	(Unaudited)	31-Aug-13
	$	$
Assets

Current
Cash and cash equivalents	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Deposits	-	-
Mineral properties	-	-
Total Assets	-	-

Liabilities

Current
Accounts payable and accrued expenses (including accounts
payable to related parties of $246,516 and $166,523,
respectively)	884,297	772,557
Accrued interest	218,311	152,303
Convertible promissory notes, net of discounts of $111,258 and
$135,835, respectively	758,163	667,672
Derivative liability	254,211	296,875
Total Current Liabilities	2,114,982	1,889,407

Total Liabilities	2,114,982	1,889,407

Stockholders’ Deficiency
Common stock Authorized: 250,000,000 common shares, par value $0.001 Issued and outstanding: 28 February 2013 – 34,989,184 common shares 31 August 2013 – 31,819,336 common shares	34,989	31,819
Capital in excess of par value	4,452,801	4,364,929
Subscriptions received	60,000	60,000
Deficit accumulated during exploration stage	(6,662,772)	(6,346,155)
Total Stockholders’ Deficiency	(2,114,982)	(1,889,407)
Total Liabilities and Stockholders’ Deficiency	-	-

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period
					from the date of
	For the three	For the three	For the six	For the six	inception on 18
	months ended	months ended	months ended	months ended	January 2007 to
	28-Feb-14	28-Feb-13	28-Feb-14	28-Feb-13	28-Feb-14
	$	$	$	$	$
Expenses
Exploration	-	-	-	-	938,717
General and administrative	123,204	188,213	235,039	463,622	4,095,232
Impairment loss on mineral property	-	-	-	-	1,690,360

Total Operating Expenses	123,204	188,213	235,039	463,622	6,724,309

Other (income) expense
Forgiveness of debt	-	-	-	-	(587,030)
Interest expense	50,239	134,286	120,990	405,571	2,786,434
Gain on debt extinguishment	-	(16,237)	-	(16,237)	(32,871)
Loss (gain) on derivative liabilities	12,980	565,155	(39,412)	539,877	(2,228,070)

Total other (income) expense	63,219	683,204	81,578	929,211	(61,537)

Net Income (Loss)	(186,423)	(871,417)	(316,617)	(1,392,833)	(6,662,772)

Basic and diluted loss per common share	(0.005)	(0.10)	(0.010)	(0.16)

Weighted average number of common shares - Basic and diluted	34,989,184	8,949,960	31,819,336	8,775,927

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period
			from the date of
	For six months	For six months	inception on
	ended	ended	18 January 2007 to
	28-Feb-14	28-Feb-13	28-Feb-14
	$	$	$
Cash flows used in operating activities
Net loss for the period	(316,617)	(1,392,833)	(6,662,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and interest expense	59,597	347,310	2,513,166
Stock issued for services	-	235,000	1,424,820
Vesting of stock options	57,612	57,612	532,916
Impairment loss on mineral property acquisition costs	-	-	1,690,360
Forgiveness of debt – other income	-	-	(587,030)
(Gain) loss on derivative liability	(39,412)	539,877	(2,228,070)
(Gain) loss on debt extinguishment	-	(16,237)	(32,871)
Contributions to capital by related party	-	-	68,300
Changes in operating assets and liabilities:
Due to related parties	-	-	34,166
Prepaid expenses and deposits	-	(102,222)	(50,000)
Increase in accounts payable and accrued expenses	166,487	146,493	1,201,710
Net cash flows (used in) operating activities	(72,333)	(185,000)	(2,095,305)
Cash flows used in investing activities
Acquisition of mineral property interest	-	-	(220,785)
Net cash flows (used in) investing activities	-	-	(220,785)
Cash flows from financing activities
Payment on note payable for mineral property	-	-	(5,000)
Advances from Director	-	-	61,875
Payments to Director	-	-	(61,875)
Advances from shareholder	-	-	100,000
Payments to shareholder	-	-	(100,000)
Proceeds from convertible promissory note	72,333	185,000	942,040
Common shares issued for debt conversion	-	-	-
Common shares issued for cash	-	-	1,319,050
Subscriptions received	-	-	60,000
Net cash flows provided by financing activities	72,333	185,000	2,316,090

Increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

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

The interim financial statements for the three and six months ended 28 February 2014 and 28 February 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended 31 August 2013 filed with the SEC.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the six months ended 28 February 2014, of $316,617 (six months ended 28 February 2013 – net loss of $1,392,833), cumulative – net loss of $6,662,772 and had a working capital deficit of $2,114,982 as of 28 February 2014 (31 August 2013 - $1,889,407), which raises substantial doubt about its ability to continue as a going concern.

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
28 February 2014

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
Notes to Condensed Financial Statements
28 February 2014

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

Long-lived assets

The carrying values of long-lived assets, including the carrying values of mineral property costs, are reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Basic and diluted net loss per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As of 28 February 2014, 100,887,787 such potentially dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

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

During the six months ended 28 February 2014, the Company accrued management fees to its CEO of $60,000. Included in accounts payable at 28 February 2014, is $246,516 due to the Company’s CEO for management fees, travel expenses and payments made on behalf of the Company (31 August 2013 - $166,523).

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
Notes to Condensed Financial Statements
28 February 2014

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

On 26 December 2013, the Company formalized $39,000 in advances with allonge #3 to include them as part of the loan agreement.

On 19 February 2014, the Company formalized $30,520 in advance with allonge #4 to include them as part of the loan agreement.

For the six months ended 28 February 2014, the Company had recorded related amortization on debt discounts of $37,356 leaving an unamortized balance of debt discounts of $110,015, and an ending derivative liability balance of $30,214. Accrued interest expense on this note totaled $199,790 at 28 February 2014. Total interest expense recorded for this note totaled $56,754 for the six months ended 28 February 2014.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

For the 10 September 2012, 19 November 2012, 7 March 2013, and 16 July 2013 notes, the Company recorded debt discount amortization of $55,008 and coupon interest expense of $65,982 during the six months ended 28 February 2014, leaving ending balances on 28 February 2014 of face value of debt of $99,900, debt discount of $1,243, and derivative liabilities of $208,201.

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

Due to its requirement to re-measure the derivative liabilities associated with this note, for the six month period ending 28 February 2014, the Company recorded a gain on derivative liability of $43,491.

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

Due to its requirement to re-measure the derivative liabilities associated with these notes, for the six month period ending 28 February 2014, the Company recorded a net loss on derivative liability of $4,079.

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
Notes to Condensed Financial Statements
28 February 2014

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

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The following table shows the assumptions used and weighted average fair value for grants in the year ended 31 August 2010 and six months ended 28 February 2014.

Expected annual dividend rate	0.00%
Weighted average exercise price	$6.00
Risk-free interest rate	3.23%
Average expected life (years)	10
Expected volatility of common stock	100%
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.45

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Warrants

As at 28 February 2014 and 31 August 2013, the following share purchase warrants/options were outstanding and exercisable:

Expiry Date	Exercise Price	28-Feb-14	31-Aug-13
20-Apr-20	$0.31	100,000	100,000
16-Aug- 16	$0.08	6,000,000	6,000,000
1-Feb-21	$0.05	2,000,000	2,000,000
7-Mar-16	$0.25	1,300,000	1,300,000
25-Sep-23	$0.01	100,000	-
		9,500,000	9,400,000

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	28-Feb-14		31-Aug-13
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants/Options	Exercise	Warrants/Options	Exercise
		Price		Price
Outstanding at beginning of period	9,400,000	$0.13	6,540,000	$0.17
Issued	100,000	0.01	9,300,000	$0.10
Exercised	-	-	-	-
Extinguished	-	-	(6,000,000)	$0.08
Expired	-	-	(440,000)	$1.40
Outstanding at end of period	9,500,000	$0.13	9,400,000	$0.13

7.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 January 2007 to 28 February 2014	For the six months ended 28 February 2014	For the six months ended 28 February 2013
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Supplemental disclosures of noncash investing and financing activities:

Since the Company’s inception, related parties have contributed $68,300 to capital in the form of management fees, rent, and telephone expenses.

The Company converted principal and accrued interest on convertible notes payable through the issuance of 3,169,848 shares of common stock at a value of $33,430.

8.	Commitments and Contingencies

The Company has outstanding and future commitments under mineral property agreements.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

9.        Subsequent Events

On March 21, 2014, Ironwood Gold Corp. (“Parent”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with The Wildemess Way Adventure Resort, Inc. (“the Subsidiary” or “the Company”) and the Company’s shareholders pursuant to which the Parent purchased (the “Acquisition”)100% of the issued and outstanding capital stock (“Company Shares”) of the Company from its shareholders. The purchase price for the Shares set forth therein is 3,600,000,000 shares of the Parent’s restricted Common Stock.

The Acquisition was consummated (the “Closing”) on March 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In connection therewith, Isaac Onn, (who was appointed as CEO on March 17, 2014 as a result of Behzad Shayanfar's March 12, 2014 resignation as an officer of Parent) resigned as an officer of Parent, and Andrew McKinnon was appointed as the Company’s Chief Executive Officer and Chief Financial Officer and as a Director and Chairman of the Board.

Subsequent to closing of the Acquisition, the Company shall remain a wholly owned subsidiary of the Parent. For accounting purposes, the Company is deemed the accounting acquirer.

The total outstanding common shares of the Parent subsequent to the closing of the Acquisition are as follows:

Existing Parent Shareholders	78,947,593

Shares acquired by Company Shareholders (1)	3,600,000,000

Total Shares after consummation of the Acquisition	3,678,947,593

(1) Shares outstanding of the Parent just prior to the close consisted of 99,957,201 shares of which no shares were issued for investor relations services. As the Parent is only currently authorized to issue 250,000,000 shares of its common stock, at closing, the sole shareholder of the Company, Andrew McKinnon, was only issued 150,000,000 shares, and the balance of 3,450,000,000 shares will be issued to Mr. McKinnon or his designees upon the availability of those shares authorized through a reverse split of only the issued and outstanding shares of common stock of the Parent, which will be effected as soon as practicable.

Ironwood Gold Corp
(An Exploration Stage Company)
Notes to Condensed Financial Statements
28 February 2014

On March 21, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Private Placement”). The Notes will be secured by a senior security interest in all of the assets of the Company and its subsidiaries. The Notes will be convertible into common stock of the Company at an exercise price of $0.18 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance. The Notes bear interest at the rate of 8% per annum due and payable in cash on each March 31, June 30, September 30 and December 31 commencing on the second such date after the date of closing and upon maturity. If an event of default has not occurred, the Company may elect to make any interest payments in shares of its common stock at a discount of 10% to the VWAP (volume weighted average price) for the Company’s common stock for the ten final trading days directly preceding such quarterly interest payment date. In the event (i) the Company is prohibited from issuing shares issuable upon conversion of a note, (ii) upon the occurrence of any other event of default, that continues beyond any applicable cure period, (iii) a change in control occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any subsidiary, then at the noteholder’s option, the Company must pay to each noteholder, a sum of money determined by multiplying up to the outstanding principal amount of the note designated by each such noteholder by, at the noteholder’s election, the greater of (x) 115%, or (y) a fraction the numerator of which is the highest closing price of the Company’s common stock for the thirty days preceding the date demand is made by the noteholder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due. Pursuant to the Private Placement, the Company also agreed to issue to the Investors warrants (collectively, the “Warrants”) to purchase common stock in an amount equal to the principal amount of each Note divided by $0.18. The Warrants will have a six-year term, may be exercised on a cashless basis (commencing twelve months after the closing date of the Private Placement only if the common stock underlying the Warrants is not included for public resale in an effective registration statement), and have an exercise price of $0.22, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of the Company’s then outstanding shares of common stock following such conversion or exercise. Pursuant to the Subscription Agreement, the Investors shall have demand and piggyback registration rights. The Company’s obligations under the Notes are guaranteed by the Company and secured by a second mortgage on the real estate owned by the Company in British Columbia, Canada. The closing of the Private Placement is subject to certain conditions including the closing of the Exchange Agreement and the filing of this Current Report on Form 8-K.

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

On January 25, 2011, we entered into a lease agreement with The Falcon Group Claims (“Falcon”) for the development of a gold-silver mining project known as the Falcon Mine Property (the “Falcon Property”) located in the northern end of the Carlin Trend gold belt in Nevada (the “Lease”). The Lease includes an earn-in joint venture agreement option, to be negotiated by the parties, for further development of the Falcon Property. Such joint venture option was exercisable anytime on or before February 28, 2013, unless such option period is extended pursuant to the terms and conditions of the Lease. The Company is currently in default on this agreement. The Falcon Property consists of six patented claims and between 60-100 newly staked claims that join the patented claims on which the mine is situated. In accordance with the Lease, we are obligated to make certain expenditures on the Falcon Property, including drilling a minimum of four (4) drill holes for the purpose of obtaining soil samples and conducting field survey work on the Falcon Property. In September 2011, we announced that Snowden Mining Industry Consultants Inc. (“Snowden”) has commenced the 2011 field exploration program on the Falcon Property. On February 21, 2012, we announced that based on the results from surface mapping, sampling and a geophysical program, Snowden has identified a number of significant mineralization targets that are recommended as warranting a follow up exploration drilling program. As such, we have announced plans to proceed with an 18-hole, 6000 meter drilling program after receiving Snowden’s favorable assessment.

The Lease called for cash payments of $225,000 by September 1, 2012, issuance of 75,000 shares of common stock by January 28, 2011, issuance of another 75,000 shares of common stock by November 30, 2011, and a minimum of 8 drill holes by February 28, 2013, with 4 holes completed by November 30, 2011. As of February 29, 2012, we had paid $75,000, and had issued the initial 75,000 shares of our common stock to Falcon.

On February 22, 2012, we entered into Amendment No. 1 to the Lease (“Amendment No. 1”) with Falcon. In consideration for Falcon’s agreement to extend the due dates of the cash payments and share issuances due to Falcon in November 2011 to April 6, 2012, we paid Falcon $10,000 and agreed to issue to Falcon 500,000 shares of common stock. As of February 28, 2013, we have paid $75,000 under the original Lease and $5,000 under Amendment No. 1, and we have issued 75,000 shares of common stock under the original Lease and 500,000 shares of common stock under Amendment No. 1. Subsequently, Falcon has agreed to further extend the due dates for an undetermined period.

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

On March 21, 2014, Ironwood Gold Corp. (“Parent”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with The Wildemess Way Adventure Resort, Inc. (“the Subsidiary” or “the Company”) and the Company’s shareholders pursuant to which the Parent purchased (the “Acquisition”)100% of the issued and outstanding capital stock (“Company Shares”) of the Company from its shareholders. The purchase price for the Shares set forth therein is 3,600,000,000 shares of the Parent’s restricted Common Stock.

The parties arrived at the purchase price through arm’s length third party negotiation.

The Acquisition was consummated (the “Closing”) on March 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In connection therewith, Isaac Onn, (who was appointed as CEO on March 17, 2014 as a result of Behzad Shayanfar's March 12, 2014 resignation as an officer of Parent) resigned as an officer of Parent, and Andrew McKinnon was appointed as the Company’s Chief Executive Officer and Chief Financial Officer and as a Director and Chairman of the Board.

Subsequent to closing of the Acquisition, the Company shall remain a wholly owned subsidiary of the Parent. For accounting purposes, the Company is deemed the accounting acquirer.

The total outstanding common shares of the Parent subsequent to the closing of the Acquisition are as follows:

Existing Parent Shareholders	78,947,593

Shares acquired by Company Shareholders (1)	3,600,000,000

Total Shares after consummation of the Acquisition	3,678,947,593

(1) Shares outstanding of the Parent just prior to the close consisted of 99,957,201 shares of which no shares were issued for investor relations services. As the Parent is only currently authorized to issue 250,000,000 shares of its common stock, at closing, the sole shareholder of the Company, Andrew McKinnon, was only issued 150,000,000 shares, and the balance of 3,450,000,000 shares will be issued to Mr. McKinnon or his designees upon the availability of those shares authorized through a reverse split of only the issued and outstanding shares of common stock of the Parent, which will be effected as soon as practicable.

On March 21, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Private Placement”). The Notes will be secured by a senior security interest in all of the assets of the Company and its subsidiaries. The Notes will be convertible into common stock of the Company at an exercise price of $0.18 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance. The Notes bear interest at the rate of 8% per annum due and payable in cash on each March 31, June 30, September 30 and December 31 commencing on the second such date after the date of closing and upon maturity. If an event of default has not occurred, the Company may elect to make any interest payments in shares of its common stock at a discount of 10% to the VWAP (volume weighted average price) for the Company’s common stock for the ten final trading days directly preceding such quarterly interest payment date. In the event (i) the Company is prohibited from issuing shares issuable upon conversion of a note, (ii) upon the occurrence of any other event of default, that continues beyond any applicable cure period, (iii) a change in control occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any subsidiary, then at the noteholder’s option, the Company must pay to each noteholder, a sum of money determined by multiplying up to the outstanding principal amount of the note designated by each such noteholder by, at the noteholder’s election, the greater of (x) 115%, or (y) a fraction the numerator of which is the highest closing price of the Company’s common stock for the thirty days preceding the date demand is made by the noteholder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due. Pursuant to the Private Placement, the Company also agreed to issue to the Investors warrants (collectively, the “Warrants”) to purchase common stock in an amount equal to the principal amount of each Note divided by $0.18. The Warrants will have a six-year term, may be exercised on a cashless basis (commencing twelve months after the closing date of the Private Placement only if the common stock underlying the Warrants is not included for public resale in an effective registration statement), and have an exercise price of $0.22, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of the Company’s then outstanding shares of common stock following such conversion or exercise. Pursuant to the Subscription Agreement, the Investors shall have demand and piggyback registration rights. The Company’s obligations under the Notes are guaranteed by the Company and secured by a second mortgage on the real estate owned by the Company in British Columbia, Canada. The closing of the Private Placement is subject to certain conditions including the closing of the Exchange Agreement and the filing of this Current Report on Form 8-K.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended August 31, 2013. As of, and for the three and six months ended February 28, 2014, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed on December 13, 2013.

Comparison of three month periods ended February 28, 2014 and February 28, 2013

During the three month periods ended February 28, 2014 and February 28, 2013, we earned no revenues.

For the three month periods ended February 28, 2014 and February 28, 2013, we incurred a net loss of $186,423 and $871,417, respectively. This decrease for the three month period ended February 28, 2014 is primarily attributed to a decrease in interest expense and stock based compensation and an increase in gains on derivative liabilities.

Comparison of six month periods ended February 28, 2014 and February 28, 2013

During the six month periods ended February 28, 2014 and February 28, 2013, we earned no revenues.

For the six month periods ended February 28, 2014 and February 28, 2013, we incurred a net loss of $316,617 and $1,392,833, respectively. This decrease for the six month period ended February 28, 2014 is primarily attributed to a decrease in interest expense and stock based compensation and an increase in gains on derivative liabilities.

Period from inception, January 18, 2007 to February 28, 2014

Since inception, we have an accumulated deficit during the exploration stage of $6,662,772. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of February 28, 2014, we had $0 in cash and cash equivalents and a working capital deficiency of $2,114,982, including $1,102,608 in accounts payable and accrued expenses.

For the six months ended February 28, 2014, we used net cash of $72,333 in operations and used net cash of $0 in investing activities. For the six months ended February 28, 2014, we had $72,333 in net cash flow provided by financing activities, representing $72,333 from the issuance of convertible promissory notes.

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

See above for the financing which occurred at the time of the March 2014 merger.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of February 28, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

IRONWOOD GOLD CORP.
(Registrant)

Date: April 21, 2014	By:	/s/ Andrew McKinnon
Andrew McKinnon, Chief Executive Officer, Interim Chief
Financial Officer
(Principal Executive Officer, Principal Financial Officer &
Principal Accounting Officer)