Form 10-Q
period 2014-05-31
Ironwood Gold Corp.
filed 2015-06-04
CIK 1393909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53267

IRONWOOD GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	74-3207792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 West Nye Ln, Ste. 129 Carson City, Nevada	89706
(Address of principal executive offices)	(zip code)

(888) 356-4942

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 27, 2015, there were 572,369 shares of registrant’s common stock outstanding.

IRONWOOD GOLD CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IRONWOOD GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$44,904	$-
Other current assets	54,059	19,547
Total current assets	98,963	19,547

Property and equipment, net	1,717,505	862,407

Total assets	$1,816,468	$881,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$-	$16,803
Accounts payable	899,303	30,208
Accrued expenses	28,734	97,307
Due to related parties	36,870	771,842
Notes payable	784,125	403,453
Warrant liability	4,602,640	-
Derivative liabilities	8,191	-
Total current liabilities	6,359,862	1,319,613

Long term debt
Convertible note payable, net of unamortized debt discounts of $1,038,151	111,849	-

Total liabilities	6,471,711	1,319,613

Stockholders' deficit:
Common stock, $0.001 par value, 625,000 shares authorized (see subsequent event – Note 11), 470,973 and 375,000 shares issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	471	375
Additional paid in capital	-	9,741
Common stock to be issued of 9,531,503 and 8,625,000 (see subsequent event – Note 11) as of May 31, 2014 and August 31, 2013, respectively	33,600	-
Accumulated deficit	(4,664,004)	(466,837)
Accumulated other comprehensive income	(25,310)	19,062
Total stockholders' deficit	(4,655,243)	(437,659)

Total liabilities and stockholders' deficit	$1,816,468	$881,954

See the accompanying unaudited condensed consolidated financial statements

IRONWOOD GOLD CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Revenue:	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	308,205	-	530,824	-
Total Operating expenses	308,205	-	530,824	-

Net loss from operations	(308,205)	-	(530,824)	-

Other income (expense):
Interest expense, net	(4,949,691)		(4,994,557)
Gain on change in derivative liabilities	1,344,164	-	1,344,164	-

NET LOSS	$(3,913,732)	$-	$(4,181,217)	$-

Loss per common share, basic and diluted	$(0.40)	$-	$(0.45)	$-

Weighed average number of common shares outstanding, basic and diluted	9,782,152	-	9,260,717	-

Comprehensive loss:
Net loss	$(3,913,732)		$(4,181,217)
Unrealized loss on change in foreign currency translations	(44,372)	-	(44,372)	-
Comprehensive loss	$(3,958,104)	$-	$(4,225,589)	$-

See the accompanying unaudited condensed consolidated financial statements

IRONWOOD GOLD CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MAY 31, 2014
(unaudited)

	Common stock		Additional Paid In	Common Stock	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Subscriptions	Deficit	Income	Total

Balance, August 31, 2013	375,000	$375	$9,741	$-	$(466,837)	$19,062	$(437,659)
Donated capital	-	-	744,524	-	-	-	744,524
Common stock issued in connection with the share exchange agreement dated March 21, 2014	95,973	96	(754,265)	-	(15,950)	-	(770,119)
Common stock issued for services rendered	-	-	-	33,600	-	-	33,600
Foreign currency translation adjustment	-	-	-	-		(44,372)	(44,372)
Net loss	-	-	-	-	(4,181,217)	-	(4,181,217)
Balance, May 31, 2014	470,973	$471	$-	$33,600	$(4,664,004)	$(25,310)	$(4,655,243)

See the accompanying unaudited condensed consolidated financial statements

IRONWOOD GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,181,217)	$-
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discounts	111,849	-
Non-cash interest	4,804,995	-
Gain on change in fair value of derivative and warrant liabilities	(1,344,164)	-
Stock based compensation	3,600	-
Change in operating assets and liabilities:
Other current assets	(34,512)	-
Accounts payable and accrued expenses	30,402	-
Net cash used in operating activities:	(609,047)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(855,098)	-
Net cash used in investing activities:	(855,098)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(16,803)	-
Net proceeds from issuance of convertible debt	1,150,000	-
Net proceeds from issuance of notes payable	380,672	-
Net proceeds from related party advances	39,552	-
Net cash provided by financing activities:	1,553,421	-

Effect of currency rate change on cash	(44,372)	-

Net increase in cash and cash equivalents	44,904	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$44,904	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$89,362	$-
Cash paid during the period for taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:	-	-

See the accompanying unaudited condensed consolidated financial statements

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Ironwood Gold Corp. (formerly Suraj Ventures, Inc.), was incorporated under the laws of the State of Nevada on January 18, 2007. Ironwood Gold Corp was organized for the purpose of acquiring and developing mineral properties.

The Company is developing and constructing a corporate retreat and wilderness resort/adventure learning facility. The Company is inspired by the natural environment of British Columbia, located in the midst of the pristine Cascade Mountains. The Company property now under development consists of 120 acres of mountainside overlooking the beautiful Thompson River Valley which is located in a carved river basin typified by unique clay cliffs, hoodoos and pristine desert areas.

2. Basis of Presentation

Reverse Merger

On March 21, 2014, Ironwood Gold Corp. (the ”Parent”) entered into a share exchange agreement with The Wilderness Way Adventure Resort Inc. (the “Subsidiary” or the “Company”).  In accordance with the merger, the Parent issued 9,000,000 common shares (3,600,000,000 pre-split common shares) in consideration of 100% of the issued and outstanding common stock of the Company. The execution of the merger resulted in a change in control of the Parent, both in its shareholding and management. Wilderness Way Adventure Resort, Inc. did not begin operations until after May 31, 2013.

For accounting and financial reporting purposes, the Company was considered the acquirer and the Parent merger was treated as a reverse merger. All financial information presented in this Form 10-Q for periods prior to the merger reflects only that of the Company, and does not reflect the pre-merger Parent assets, liabilities, or operating results. In addition, all share, per share and related Company information has been retrospectively adjusted to take into account the merger.

Interim Financial Statements

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The Company’s fiscal year end is August 31.

The interim financial statements for the three and nine months ended May 31, 2014 and May 31, 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included Ironwood Gold Corp’s Form 8-K filed with the SEC on March 27, 2014 and in our Annual Report on Form 10-K for the year ended August 31, 2013 filed with the SEC on December 13, 2013.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss for the nine months ended May 31, 2014, of $4,181,217, cumulative – net loss of $5,479,145 and had a working capital deficit of $6,260,899 as of May 31, 2014 (August 31, 2013 - $1,300,066), which raises substantial doubt about its ability to continue as a going concern.

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

3.  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironwood Gold Corp., and its wholly owned operating subsidiaries, The Wilderness Way Adventure Resort Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The Company reviews the recoverability of its property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable.

All property and equipment purchases were related to the construction of buildings that will be used for tourists or corporate retreats. As of May 31, 2014 and August 31, 2013, no assets were ready for their intended purpose. As such, no depreciation expense was recorded.

Long-Lived Assets

Property, equipment and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Embedded Derivatives

The Company has identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any material unrecognized income tax positions.

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

For the nine months ended May 31, 2014 and 2013, potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	May 31, 2014	May 31, 2013
Convertible notes	13,889	-
Options to purchase common stock	1,875	-
Warrants to purchase common stock	6,305,556	-
Totals	6,321,320	-

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign currency translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters” (FASB ASC 830).  All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date.  Income statement amounts have been translated using an appropriately weighted average exchange rate for the year.  The translation gains and losses resulting from the changes in exchange rates have been reported in accumulated other comprehensive income, except for gains and losses resulting from the translation of intercompany receivables and payables, which are included in earnings for the period.

Fair Value Measurements

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of May 31, 2014 and August 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$-	$-
As of August 31, 2013	$-	$-	$-	$-
Warrant liability	-	-	4,602,640	4,602,640
Derivative liability	$-	$-	$8,191	$8,191
As of May 31, 2014	$-	$-	$4,610,831	$4,610,831

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

The  table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the period August 31, 2013 through May 31, 2014.

	Warrant	Derivative
	Liability	Liability

Balance, August 31, 2013	$-	$-
Fair value of acquired derivative at date of merger	5,943,429	11,566
Mark-to-market at May 31, 2014	(1,340,789)	(3,375)

Balance, May 31, 2014	$4,602,640	$8,191

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible notes and reset provisions related to warrants issued.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.  The Company has determined that significant estimates are used in accounting for warrant, derivative liabilities, debt discounts, and other equity based issuances.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915,  Development Stage Entities , from the FASB Accounting Standards Codification™.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or ( b ) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

4. Other Current Assets

As of May 31, 2014 and August 31, 2013, other current assets comprise of the following:

	May 31, 2014	August 31, 2013
GST and HST recoverable taxes (*)	$22,153	$19,547
Other prepaid expenses	31,906
	$54,059	$19,547

In Canada, payments made to vendors include a goods and services tax (GST) and a harmonized sales tax (HST). The Company pays this tax as part of the goods or services acquired, and then files a tax return with the Canada Revenue Agency to recover this tax paid.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

5. Convertible Promissory Notes

On March 21, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Private Placement”). The Notes will be secured by a senior security interest in all of the assets of the Company and its subsidiaries. The Notes will be convertible into common stock of the Company at an adjusted exercise price of $0.15 per share, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances by the Company of common stock or securities convertible into common stock at a lower price. The Notes will mature two years from the date of issuance. The Notes bear interest at the rate of 8% per annum due and payable in cash on each March 31, June 30, September 30 and December 31 commencing on the second such date after the date of closing and upon maturity. If an event of default has not occurred, the Company may elect to make any interest payments in shares of its common stock at a discount of 10% to the VWAP (volume weighted average price) for the Company’s common stock for the ten final trading days directly preceding such quarterly interest payment date. In the event (i) the Company is prohibited from issuing shares issuable upon conversion of a note, (ii) upon the occurrence of any other event of default, that continues beyond any applicable cure period, (iii) a change in control occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any subsidiary, then at the noteholder’s option, the Company must pay to each noteholder, a sum of money determined by multiplying up to the outstanding principal amount of the note designated by each such noteholder by, at the noteholder’s election, the greater of (x) 115%, or (y) a fraction the numerator of which is the highest closing price of the Company’s common stock for the thirty days preceding the date demand is made by the noteholder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due. Pursuant to the Private Placement, the Company also agreed to issue to the Investors warrants (collectively, the “Warrants”) to purchase common stock in an amount equal to the principal amount of each Note divided by $0.18. The Warrants will have a six-year term, may be exercised on a cashless basis (commencing twelve months after the closing date of the Private Placement only if the common stock underlying the Warrants is not included for public resale in an effective registration statement), and have an exercise price of $0.22, subject to adjustment in the event of stock splits, stock dividends, or in the event of certain subsequent issuances of the Company of common stock or securities convertible into common stock at a lower price. The Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of the Company’s then outstanding shares of common stock following such conversion or exercise. Pursuant to the Subscription Agreement, the Investors shall have demand and piggyback registration rights. The Company’s obligations under the Notes are guaranteed by the Company and secured by a second mortgage on the real estate owned by the Company in British Columbia, Canada. The closing of the Private Placement is subject to certain conditions including the closing of the Exchange Agreement and the filing of this Current Report on Form 8-K.

On May 21, 2014, the Company borrowed an additional $150,000 based on a post-split conversion price of $.18. The Company issued an additional 833,333 post-split warrants were issued at a post-split conversion price of $.22. The conversion price of this note would later change to $.15 but would not change the conversion price of the warrants.

During the period from the issuance of the Note to May 31, 2014 the terms of the Note were modified to accommodate additional advances totaling $150,000 to increase the aggregate face value of the Note to $1,150,000.  As of May 31, 2014, the carrying value of the convertible notes was $111,849 which is net of a debt discount was $1,038,151.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

6. Notes Payable

On September 13, 2013, the Company entered into an mortgage agreement totaling CDN $850,000.  Installment payments are $7,725 per month with interest accruing at 10% per annum. The note matures on September 15, 2014.  As of May 31, 2014, the balance outstanding was 535,050.

On September 1, 2013, the Company entered into an secured mortgage agreement totaling CDN $200,000.  Installment payments are $1.667 per month with interest accruing at 11.25% per annum. The note matures on September 1, 2014.  As of May 31, 2014, the balance outstanding was $249,075.

7. Derivative Liability

Effective July 31, 2009, the Company adopted ASC 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $1,000,000 on March 21, 2014. This note is convertible at the holder’s option at $0.84 per share, as valued on May 31, 2014. Additionally, the Company issued 5,555,556 warrants to purchase shares of the Company’s common stock at an exercise price of $0.84 per warrant, as valued on May 31, 2014, expiring 6 years from the date of issuance.

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

The fair values of the conversion option of the debt and warrants, at May 31, 2014, were $8,191 and $4,602,640, respectively, and have been recognized as derivative liabilities on the dates of issuance with all future changes in the fair value of these derivatives being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the debt is converted or the warrants are exercised or expire.

8. Capital Stock

Authorized

The Company previously had 250,000,000 shares of authorized Common Stock, $.001 par value. Pursuant to an agreement in which the Company acquired its operating subsidiary, it agreed to complete a 1-for-400 reverse stock split. On December 12, 2014, the Company effectuated a 1-for-400 reverse stock split of its authorized and outstanding shares, which reduced the authorized shares to 625,000 shares, $.001 par value and reduced the outstanding shares to 572,369 shares, $.001 par value. All share and per share data have been retroactively restated to reflect the reverse split.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

Issued and outstanding

On March 21, 2014, Ironwood Gold Corp. (the ”Parent”) entered into a share exchange agreement with The Wilderness Way Adventure Resort Inc. (the “Subsidiary” or the “Company”).  In accordance with the merger, the Parent issued 9,000,000 common shares (3,600,000,000 pre-split common shares) in consideration of the 100% of the issued and outstanding common stock of the Company.  At the closing date of the foregoing transaction, the Company 375,000 common shares (150,000,000 pre-split common shares) were issued to Andrew McKinnon. An additional 8,625,000 common shares (3,450,000,000 pre-split common shares) are required to be issued.

As a result of the completion of the Share Exchange Agreement and the Private Placement financing, the Company is also obligated to issue common stock for issuance upon conversion of promissory notes and services. As of May 31, 2014, the Company had committed to issue an additional 906,503 shares of common stock.

On March 21, 2014, the Company issued 30,000 common shares (12,000,000 pre-split common shares) for services rendered of $33,600.  As of May 31, 2014, these shares were not issued.

Stock Options

The Company has a stock option plan whereby the Board of Directors and/or Committee appointed by the Board of Directors is authorized to grant options to a ceiling of 2,000,000 common shares of the Company.  On March 21, 2014, the Company issued the CEO a signing bonus of 750,000 (pre-stock split) five year options with an exercise price of $0.18  (pre-stock split) which shall vest [immediately].

Warrants

As at May 31, 2014 and August 31, 2013, the following share purchase warrants/options were outstanding and exercisable:

Expiry Date	Exercise Price	May 31, 2014	August 31, 2013
March 2016	$100.00	3,250	3,250
August 2016	$32.00	15,000	15,000
March 2019	$0.18	1,875	-
April 2020	$124.00	250	250
March 2020	$0.22	5,555,556	-
Feb 2021	$20.00	5,000	5,000
		5,580,931	23,500

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

Share purchase warrant/option transactions and the number of share purchase warrants/options outstanding and exercisable are summarized as follows:

	May 31, 2014		August 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants/	Exercise	Warrants/	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	23,500	$52.00	16,350	$68.00
Issued	1,875	72.00	23,250	40.00
Issued	5,555,556	0.22	-	-
Forfieted			(15,000)	$32.00
Expired	-	-	(1,100)	$560.00
Outstanding at end of period	5,580,931	$0.41	23,500	$52.00

9. Related Party Transactions

Andrew McKinnon was appointed as Chief Executive Officer of the Company on March 18, 2014 and received a signing bonus of 750,000 (pre-stock split)  five year options with an exercise price of $0.18 which vested immediately, as part of his compensation package.

As of May 31, 2014 and August 31, 2013, the amount of $36,780 and $771,842 is owed to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand, respectively

10. Subsequent Events

On October 24, 2014, the Board of Directors of Ironwood Gold Corp., the Registrant, approved the filing of a Certificate of Change with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Change, the Board authorized a change in the authorized number of shares of common stock from 250 million shares of common stock, $.001 par value, to 625,000 shares of common stock, $.001 par value, and a corresponding reduction in the issued and outstanding shares of common stock through a 1-for-400 reverse stock split. On December 12, 2014, each one new share of common stock of the Registrant will be issued for every 400 shares of common stock which were previously outstanding. All share and per share data have been retroactively restated to reflect the reverse split.

Ironwood Gold Corp

Notes to Unaudited Condensed Consolidated Financial Statements

On June 19, 2014, $300,000 is loaned by Alpha Capital, convertible on a post-split basis at $.18 per share. At this point the warrant deal has changed but does not reflect previously issued warrants. This deal includes a total of 4.8 million warrants at $.01 per share post-split. Of the 4.8 million warrants, 1.8 million were issued at closing, an additional 1.5 million warrants will be issued on June 19, 2015 if more than $200,000 of principal is outstanding on that date and the remaining 1.5 million warrants will be issued on June 19, 2016 if more than $100,000 of principal remains outstanding on that date.

On August 20, 2014, $125,000 is borrowed from Alpha Capital at a conversion price of $.15 per share post-split. This triggers the original $1 million notes from March 21st, the $150,000 notes from May 21st and the $300,000 notes from June 19th to have the conversion price ratchet down to $.15 per share. An additional $75,000 is also loaned by Assameka Capital Inc. convertible at $.15 per share. On June 20, 2014, a total of 2,1 million warrants are potentially issuable to Alpha Capital and a potential 1,260,000 warrants are potentially issuable to Assameka. Of the 2,100,000 warrant to Alpha Capital, 800,000 warrants were issued immediately at an exercise price of $.001 per share. An additional 650,000 warrants will be issued to Alpha Capital if more than $83,000 of principal remains outstanding on August 20, 2015 and the remaining 650,000 warrants will be issued on August 20, 2016 if more than $42,000 of principal remains outstanding on that date. As for Assameka, of the 1,260,000 warrants, 480,000 were issued at $.001 per share, an additional 390,000 will be issued to Assameka on August 20, 2015 if more than $49,800 of principal remains outstanding on that date. The remaining 390,000 warrants will be issued to Assameka on August 20, 2016 if more than $25,200 of principal remains outstanding on that date.

On November 7, 2014, Assameka loaned $75,000 at a conversion price of $.15 per share, 1,260,000 warrants at $.001 per share are potentially issuable, 480,000 warrants were issued at closing, an additional 390,000 warrants will be issued on November 7, 2015 if more than $49,800 of principal remains outstanding on that date and an additional 390,000 warrants will be issued on November 7, 2016 if more than $25,200 remains outstanding on that date.

On December 24, 2014, Assameka loaned $50,000 convertible at $.15 post-split. 1,260,000 warrants at $.001 per share are potentially issuable, 480,000 warrants were issued at closing, an additional 390,000 warrants will be issued on December 24, 2015 if more than $49,800 of principal remains outstanding on that date and an additional 390,000 warrants will be issued on December 24, 2016 if more than $25,200 remains outstanding on that date.

On January 27, 2015, Alpha Capital loaned $75,000 at a conversion price of $.15 per share. 1,260,000 warrants at 001 per share are potentially issuable, 480,000 warrants were issued at closing, an additional 390,000 warrants will be issued on January 30, 2016 if more than $49,800 of principal remains outstanding on that date and an additional 390,000 warrants will be issued on January 30, 2017 if more than $25,200 remains outstanding on that date.

On March 17, 2015, Alpha capital loaned $150,000 at a post-split conversion price of $.15 per share. 2,250,000 warrants at $.001 per share are potentially issuable, 960,000 warrants were issued at closing, an additional 780,000 warrants will be issued on March 17, 2016 if more than $66,400 of principal remains outstanding on that date and an additional 780,000 warrants will be issued on March 17, 2017 if more than $33,600 remains outstanding on that date.

On April 28, 2015, Alpha capital loaned $100,000 at a post-split conversion price of $.15 per share. 3,000,000 warrants at $.001 per share are potentially issuable, 1,200,000 warrants were issued at closing, an additional 900,000 warrants will be issued on April 28, 2016 if more than $44,270 of principal remains outstanding on that date and an additional 900,000 warrants will be issued on April 28, 2017 if more than $22,400 remains outstanding on that date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

The Company is developing a master planned recreational resort designed to balance the quiet life with the wildlife. The location is a four hour drive from Vancouver in the southern interior of beautiful British Columbia (“BC”), located West of Kamloops in Gold Country, overlooking the beautiful Thompson River, and just outside of Ashcroft. Ashcroft and area is one of the sunniest spots in Canada. The rental cabins, and affordable ownership options are situated for outdoor living, guests will enjoy the ideal blend of casual architecture, an abundance of natural woods, and cozy interiors offering all the conveniences of home. Perfect for entertaining friends or family, and business associates.

The Company is developing and constructing a corporate retreat and wilderness resort / adventure learning facility. The Company is inspired by the natural environment of BC, located in the midst of the pristine Cascade Mountains. Our “Pure Adrenalin Adventure Vacations” offer an unmatched mountain adventure complete with all the amenities of a Five Star resort. The Company property now under development consists of 120 acres of mountainside overlooking the beautiful Thompson River Valley which is located in a carved river basin typified by unique clay cliffs, hoodoos and pristine desert areas. The Company is being developed in II phases as a first-class rustic Adventure Tourism/Adventure Learning resort and will be offering to its clients:

•

Accommodations consisting of 10 luxurious rental guest cabins as well as 10 luxurious square timbered vacation homes that will range in size from; approximately 800 ft.² to 1400 ft.². (3-5 will be constructed on the waterfront at Leslie Lake) and will be available for rental purposes.

•

A series of training programs using a proven success system for personal growth and self improvement based on the Science of Outdoor/Adventure Experiential Learning (which is primarily marketed to corporations and their executives).

•

Outdoor adventure activities including, zip lining and rope walks, horseback riding, hiking, ATV off road and mountain bike challenges, fishing on a private, stocked lake (11 Mile Lake), Steelhead fishing in the Thompson River as well as white water rafting on the Thompson and Fraser Rivers.

•	Gourmet dining, gift shop and meeting/conference room.

•

All cabins and vacation homes will be located to maximize the views of the surrounding area including the lovely mountain, Thompson River valley and lake views. Phase I will consist of cabin accommodation for 20 to 30 persons with all amenities one would expect from a 5 star resort. Phase II is comprised of 10 luxurious square timbered vacation homes ranging in size from, approximately, 800 ft.² to 1400 ft.²

Phase I is comprised of 10 luxurious rental guest cabins, a magnificent main lodge/ dining area (which doubles as a serene meeting center) and truly exciting zip-line and rope walks as well as support buildings including: an intimate spa, equine facilities, gift shop, managers residence, water storage and purification facility, maintenance and storage facilities, enclosed underground bunkers for Generators, batteries and solar inverters. Phase I will also be offering a series of training programs using a proven success system for personal growth and self-improvement based on the Science of Outdoor/Adventure Experiential Learning (which is primarily marketed to Corporations and their executives). This unique process experienced in the Outdoor environment separates us from and defines us when compared to our competitors whom offer traditional Adventure holidays with no measurable life impact.

Phase II is comprised of 10 luxurious square timbered vacation homes that will be available for various rental terms. The homes will range in size from; approximately 800 ft.² to 1000 ft.². All of these homes will be constructed on a private, trout stocked lake ( Lake).

All necessary licensing and zoning approvals have been completed for phase I and a rezoning RL1 Resort to C4 Resort which allows for up to 30 units per hectare has been applied for to accommodate additional units in phase II. The expectation is that the entire 50 Hectares will be rezoned within the next 12 months.

The company in Phase I generates immediate cash flow and will be complete in mid spring 2015 whereas in Phase II the Vacation Homes project will be launched in early fall 2015. It is anticipated that the initial ten units in Phase II will be completed by early 2016. As stated below the construction financing for will be arranged through a non-brokered equity private placement. Although the final projections on this Phase are not yet complete our early indications are that the company will increase net revenues by 100% upon completion of the development.

Extensive Engineering Studies have been completed resulting in an engineered/architectural design of the infrastructure, the rental cabins and a conference center. Construction is well underway on the rental accommodations and conference center. The Project including roads, water, power and septic is 90% complete. The final engineering and design for the Zip Line (over 1 Mile) and a 3 level Challenge Ropes Course are complete and as a result the entire project will be ready for a soft opening May 15th 2014.

Guest packages are all inclusive. Our “Pure Adrenalin Adventure Vacations” offer an unmatched mountain adventure complete with all the amenities of a Four Star resort.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended May 31, 2014 and 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended May 31, 2014 were $308,205 comprised primarily of salaries and wages, administrative and operating costs as compared to nil for the same period last year.

Interest expense, net. Interest expense was $4,949,691 for the three months ended May 31, 2014.  During the three months ended May 31, 2014, we incurred a non-cash interest charge relating to the issuance of convertible debt of $4,804,995, the remaining was cash paid interest as compared to nil for the same period last year.

Gain on change in derivative liabilities. We issued a convertible note and warrants contained certain anti-dilutive provisions.As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.For the three months ended May 31, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $1,344,164 as compared to $Nil in 2013.

Nine Months Ended May 31, 2014 Compared to Nine Months Ended May 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended May 31, 2014 and 2013.

General and Administrative Expenses. General and administrative expenses for the nine months ended May 31, 2014 were $530,824 comprised primarily of salaries and wages, administrative and operating costs as compared to nil for the same period last year.

Interest expense, net. Interest expense was $4,994,557 for the nine months ended May 31, 2014.  During the nine months ended May 31, 2014, we incurred a non-cash interest charge relating to the issuance of convertible debt of $4,804,995, the remaining was cash paid interest as compared to nil for the same period last year.

Gain on change in derivative liabilities. We issued a convertible note and warrants contained certain anti-dilutive provisions.As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.For the nine months ended May 31, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $1,344,164 as compared to $Nil in 2013.

Liquidity and Capital Resources

As of May 31, 2014, we had a working capital deficit of $6,260,899, comprised of cash of $44,904 and other current assets of $54,059, which was offset by $928,036 of accounts payable and accrued expenses, due to related parties of $36,870, notes payable of $784,125 and an aggregate of $4,610,831 of warrant and derivative liabilities. For the nine months ended May 31, 2014, we used $609,047 of cash in operating activities and $855,098 of cash in investing activities. Cash provided by financing activities totaled $1,553,421, comprised of proceeds from issuance of convertible notes of $1,150,000, net proceeds from notes payable of $380,672, advances from related parties of $39,552, net of cash overdraft of $16,803. At May 31, 2014, we had cash of $44,904 compared to $-0- at August 31, 2013. Our cash is held in bank deposit accounts.

Cash used in operations for the nine months ended May 31, 2014 and 2013 was $609,047 and $-0-, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

We used $855,098 cash for investing activities for the nine months ended May 31, 2014, compared to $-0- for the nine months ended May 31, 2013.During the nine months ended May 31, 2014, we were in the process of construction of Wilderness Way facilities.

We expect to incur losses from operations for the near future. We expect to incur increasing development expenses as we execute our operations plan. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our business development. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $3 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months.

We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Transactions with Related Parties

Andrew McKinnon was appointed as Chief Executive Officer of the Company on March 18, 2014 and received a signing bonus of 750,000 five year options with an exercise price of $0.18 which vested immediately, as part of his compensation package.

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception. As of May 31, 2014 and August 31, 2013, the amount of $36,780 and $771,842 is owed to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight line method. The Company reviews the recoverability of its property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable.

All amounts paid above were related to the construction of buildings that will be used for tourists or corporate retreats. As of May 31, 2014 and August 31, 2013, no assets were ready for their intended purpose. As such, no depreciation expense was recorded.

Long-Lived Assets

Property, equipment and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Stock Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Embedded Derivatives

We have identified embedded derivatives related to certain of its notes payable. These embedded derivatives include certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the above described Convertible Note Payable and to fair value as of each subsequent reporting date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC.Our Chief Executive Officer has participated in such evaluation.Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level.The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Internal Control over Financial Reporting

Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our Chief Executive Officer and outside accounting professionals.

 Accordingly, management has determined that this control deficiency constitutes a material weakness.This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

Management believes that its unaudited condensed financial statements for the three and nine months ended May 31, 2014 and 2013 fairly presented, in all material respects, its financial condition and results of operations.During the three months ended May 31, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONWOOD GOLD CORP.

Dated: June 4, 2015	By:	/s/ Andrew McKinnon
Andrew McKinnon
Director/Chief Executive Officer/Principal Accounting Officer
(Principal executive officer/Principal accounting officer)

